Form 10-Q
period 2012-03-31
Ortus Currency FuturesAccess LLC
filed 2012-05-14
CIK 1535147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-54623

ORTUS CURRENCY FUTURESACCESS LLC

(Exact Name of Registrant as specified in its charter)

Delaware	45-3237908
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10TH Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of March 31, 2012, 15,152,242 units of limited liability company interest were outstanding.

ORTUS CURRENCY FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

March 31,
2012
ASSETS:

Investment in Ortus Currency GWIM-AI Master Fund	$13,807,431
Receivable from Ortus Currency GWIM-AI Master Fund	3,050,000
Cash and cash equivalents	105,298
Other assets	89,310

TOTAL ASSETS	$17,052,039

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	6,037
Redemptions payable	3,050,000
Other liabilities	60,026

Total liabilities	3,116,063

MEMBERS’ CAPITAL:
Members’ Interest (15,152,242 Units)	13,935,976
Total members’ capital	13,935,976

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$17,052,039

NET ASSET VALUE PER UNIT:
(Based on 15,152,242 Units outstanding, unlimited Units authorized)
Class A	$0.9185
Class C	$0.9080
Class I	$0.9194
Class Z	$0.9220

See notes to financial statements.

 ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three months ended
March 31, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:

Management fees	$(77,708)
Other	(46,096)

Total net investment income (loss) allocated from Ortus Currency GWIM-AI Master Fund Ltd	(123,804)

FUND EXPENSES:
Sponsor fees	8,362
Other	88,094
Total Fund expenses	96,456

NET INVESTMENT INCOME PROFIT (LOSS)	(220,260)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Realized, net	(60,005)
Change in unrealized, net	(1,068,857)
Brokerage commissions	(14,484)
Net profit (loss) from derivative contracts	(1,143,346)

NET PROFIT (LOSS)	$(1,363,606)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	644,232
Class C**	1,138,188
Class I*	669,622
Class Z*	14,100,000

Net income (loss) per weighted average Unit
Class A*	$(0.1248)
Class C**	$(0.0928)
Class I*	$(0.1153)
Class Z*	$(0.0780)

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited) (in Units)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital March 31, 2012
Class A*	151,125	1,107,630	—	1,258,755
Class C**	400,000	1,476,375	—	1,876,375
Class I*	260,000	965,138	—	1,225,138
Class Z*	14,100,000	—	(3,308,026)	10,791,974

Total Members’ Units	14,911,125	3,549,143	(3,308,026)	15,152,242

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012

 (unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital March 31, 2012
Class A*	$151,125	$1,085,479	$—	$(80,382)	$1,156,222
Class C**	400,000	1,409,348	—	(105,606)	1,703,742
Class I*	260,000	943,630	—	(77,202)	1,126,428
Class Z*	14,100,000	—	(3,050,000)	(1,100,416)	9,949,584

Total Members’ Capital	$14,911,125	$3,438,457	$(3,050,000)	$(1,363,606)	$13,935,976

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A*	Class C**	Class I*	Class Z*
Per Unit Operating Performance:

Net asset value at time of initial offering	$1.0000	$1.0000	$1.0000	$1.0000

Net realized and net change in unrealized trading profit	(0.0724)	(0.0846)	(0.0724)	(0.0725)
Expenses	(0.0091)	(0.0074)	(0.0082)	(0.0055)
				—
Net asset value, end of period	$0.9185	$0.9080	$0.9194	$0.9220

Total Return: (b)

Total return before Performance fees	-8.15%	-9.20%	-8.06%	-7.80%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.15%	-9.20%	-8.06%	-7.80%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.93%	0.77%	0.83%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	0.77%	0.83%	0.56%

Net investment income (loss)	-0.93%	-0.77%	-0.83%	-0.56%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

See notes to financial statements.

 ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ortus Currency FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on September 12, 2011 and commenced trading activities on January 3, 2012. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund is part of a master-feeder structure that will invest substantially all of its assets through Ortus Currency GWIM-AI Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. The Master Fund initially will implement trading currency spot and forward contracts but may utilize currency futures contracts or other instruments in the future.  References herein with respect to the Fund’s activities, expenses and portfolio include those of the Master Fund unless the context requires otherwise.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI has delegated commodities trading authority for the Master Fund to Ortus Capital Management Limited (“OCM” or “Trading Advisor”). MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). The Master Fund’s over-the-counter foreign currency, spot and forwards trading are held at Merrill Lynch International Bank Ltd. (“MLIB”), which acts as prime broker with respect to these transactions.  MLIB is an affiliate of the Sponsor.  In the event that the Master Fund engages in futures trading Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, will be the Master Fund’s commodity broker.  Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

As of March 31, 2012 the Fund offers five Classes of Units:  Class A, Class C, Class D, Class I and Class Z.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The five Classes of Units except for Class D and Class Z are subject to different sponsor fees.  Class D Units and Class Z Units do not pay sponsor fees. Class Z units were opened specifically for seed capital from the Sponsor.   The Class Z units do not influence the target investment allocation of the investors unaffiliated with MLAI nor have a voting interest.  New subscriptions to the Fund will be used to redeem the seed capital on a monthly basis, without regard to the Fund’s liquidity calendar or “lock-up” provisions until the seed capital has been fully redeemed.  The redemption schedule for seed capital is designed to provide transparency both to Investors and to OCM, as well as to avoid any apparent conflict involving the redemption of seed capital from the Fund while MLAI is actively marketing the Fund to clients.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2012 and the results of its operations for the three months ended March 31, 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance and initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.               INVESMENT IN MASTER FUND

The Master Fund’s Statement of Financial Condition and Schedule of Investments as of March 31, 2012 and the Statement of Operations for the three months ended March 31, 2012 are presented below.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

March 31,
2012
ASSETS:
Equity in commodity trading accounts:
Cash	$36,044,242
Cash and cash equivalents	373,829
Other assets	50,000

TOTAL ASSETS	$36,468,071

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open forwards contracts	$2,231,100
Brokerage commissions payable	30,000
Advisory fees payable	56,790
Redemptions payable	6,100,000
Other liabilities	132,966

Total liabilities	8,550,856

Shareholders Equity:
Shareholders Equity (30,128,331 Units outstanding, unlimited Units authorized)	27,917,215
Total members’ capital	27,917,215

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$36,468,071

NET ASSET VALUE PER UNIT:

Class DA	$0.9266
Class DI	$0.9265

See notes to financial statements.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three months ended
March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$(91,508)
Change in unrealized, net	(2,231,100)
Brokerage commissions	(30,000)

Total trading profit (loss), net	(2,352,608)

EXPENSES:
Management fee	160,843
Other	95,466
Total expenses	256,309

NET INVESTMENT INCOME (LOSS)	(256,309)

NET INCOME (LOSS)	$(2,608,917)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	16,031,110
Class DI	17,134,055

Net income (loss) per weighted average Unit
Class DA	$(0.0790)
Class DI	$(0.0783)

See notes to financial statements.

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statement of Financial Condition, as of March 31, 2012, is as follows:

March 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	5,927,565,745	$(1,801,276)	-6.45%	(3,740,049,390)	$(429,824)	-1.54%	$(2,231,100)	-7.99%	June 12

Total, net		$(1,801,276)	-6.45%		$(429,824)	-1.54%	$(2,231,100)	-7.99%

No individual contract’s unrealized profit or loss comprised greater than 5% of Shareholders’ Equity as of March 31, 2012. However the U.S. dollar/ Japanese yen forward currency contracts, in aggregate, are 6% of Shareholders Equity.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in equity in commodity trading account on the Statement of Financial Condition.

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments, in the Master Fund, measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. MLAI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Master Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Master Fund has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Master Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Master Fund determined that Level II securities would include its forward and certain futures contracts.

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	—	—	—	—

Forwards
Long	(1,801,276)	—	(1,801,276)	—
Short	(429,824)	—	(429,824)	—
	(2,231,100)	—	(2,231,100)	—

March 31, 2012	$(2,231,100)	$—	$(2,231,100)	$—

The Master Fund’s volume of trading forward and futures as of March 31, 2012, is representative of the activity throughout this period. There were no transfers to or from any level during the quarter ended March 31, 2012.

The Master Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for derivatives and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statement of Financial Condition and Statement of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for the three month period ended March 31, 2012:

For the three months ended
March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net

Currencies	$(2,322,608)

Total, net	$(2,322,608)

The Master Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLIB, MLPF&S or other BAC entities.  Master Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Master Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Master Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statement of Financial Condition. The Master Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Master Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of OCM, calculating the Net Asset Value of the Master Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Master Fund’s market exposure, MLAI may urge OCM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by OCM is sufficient to detect if any such intervention is needed.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statement of Financial Condition. The Master Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Master Fund has entered, or may in the future enter into agreements that obligate the Master Fund to indemnify third parties, including affiliates of the Master Fund, for breach of certain representations and warranties made by the Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Master Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.               ADVISORY AGREEMENT

The Master Fund and Ortus have entered into an advisory agreement (the “agreement”). This agreement shall continue in effect until October 26, 2013.  Thereafter, this agreement shall be automatically renewed for successive one-year periods, on the same terms, unless terminated at any time by either Ortus or the Master Fund upon notice to either party no later than 90 days before the expiration of the then current term. Ortus determines the commodity futures, options on futures currency spot and forward contract trades to be made on behalf of their respective Fund accounts, subject to certain trading policies and to certain rights reserved by MLAI.

As of the last business day of each calendar month, the Master Fund shall pay the Trading Advisor a management fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the month-end net asset value of the Master Fund, prior to reduction for any accrued Incentive Fees or for the management fee being calculated.

The Performance fees will be charged to the Master Fund on any New Trading Profit, as defined in the advisory agreement, and are payable to Ortus as of the end of each quarter as well as any interim period for which there are net redemption of Units, to the extent of the applicable percentage of any New Trading Profit attributable to such Units. The Master Fund pays a 20% performance fee to Ortus.

In order to help defray the costs of MLAI’s sponsoring and providing ongoing administration and operational support to the Master Fund, Ortus will pay, as defined in the advisory agreement, or direct the Master Fund to pay, MLAI an amount equal to 25% of the first $200 million of Master Fund assets and 30% on assets in excess of $200 million of the Management Fee.

6.               WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of calculating net income per weighted average Unit.  The weighted average number of Units outstanding, for each Class, for the period ended March 31, 2012 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period. There are no Units outstanding at March 31, 2012.

7.               RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2012 amounted to $801, of which $801 was payable to the Transfer Agent as of March 31, 2012.

The Fund will charge Sponsor Fees on the month-end net assets after all other charges. There will not be Sponsor Fees charged at the Master Fund level. The Fund’s Class A Units and Class I Units pay MLAI a Sponsor’s Fee of 1/12 of 1.5% and 1/12 of 1.1%, respectively, of their month-end net asset value.  Class C Units pay MLAI a monthly Sponsor’s Fee of 1/12 of 2.5% of their month-end net asset value.  Class D Units, when issued, will pay no Sponsor’s Fee. Net asset value, for purposes of calculating the Sponsor’s Fees, is calculated prior to reduction for the Sponsor’s Fee being calculated.

8.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2012	$1.0099	$0.9649	$0.9185

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2012	n/a	$0.9546	$0.9080

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2012	$1.0102	$0.9655	$0.9194

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.
2012	$1.0111	$0.9673	$0.9220

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Master Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Master Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Fund capital increased from $0 to $13,935,976.  This increase was attributable to the net loss from operations of $1,363,606 coupled with the redemption of 3,308,026 Redeemable Units resulting in an outflow of $3,050,000.  The cash outflow was offset with cash inflow of $18,349,582 due to subscriptions of 18,460,268 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in a commodity trading account on the Statement of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statement of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Master Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Master Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statement of Financial Condition.  Contracts are priced daily by the Master Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Master Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statement of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statement of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statement of Operations.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012, although the Fund has not yet made any tax filings related to 2012.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The Master Fund experienced a net trading loss of $2,322,608, in the first quarter of 2012.

Profits were posted to the Fund at the beginning of the quarter.   January began with risky assets trading well from the first trading day. Moderate U.S. growth and better-than-expected China data helped spur a broad bounce in risk appetite. The three-year Long Term Recovery Organization financing provided by the European Central Bank, as well as dovish U.S. Federal Reserve statement (“keeping low rates at least through late 2014”) provided monetary stimuli to fuel the rally in risky assets. Pushing eight month highs, the Dow breached 12,800 while carry currencies such as the Brazilian real, Mexican peso and New Zealand dollar all appreciated over 6% against the U.S. dollar during the month of January. However, the European sovereign debt crisis remained a market focus. With a potential recession looming in Europe, Standard & Poor handed down sovereign downgrades with announcements of cuts to several Europe nations. At the end of January, the European Union Summit concluded with ratified treaties to the European Stability Mechanism and the announcement of a fiscal compact that further helped buoy the Euro. Losses were posted to the Fund in the middle of the quarter. Fears over the sustainability of Greek Euro-zone membership was offset by continued central bank liquidity provision and accommodative monetary policy (Federal Open Market Committee Zero Interest Rate Policy extension, Long Term Recovery O2 and more conventional QE extension policies from the Bank of Japan, the Bank of England and a relative risk reduction cut from China). Highbeta currencies out-performed, a contrast to the weak performance from low-beta foreign exchange and traditional funding currencies (such as Japanese yen, U.S. dollar, Singapore dollar, Taiwan dollar, etc.). The increased risk sentiment was particularly acute in Japanese yen “crosses” with the Japanese yen falling in February against, among others, the Euro, British pound and Swiss franc. The Japanese yen weakness was also associated with Bank of Japan’s elevated dovish rhetoric. However, Europe is not completely in the clear, as Spain remains an issue with severe fiscal tightening announced for 2012, German macro data was softer than expected and Ireland announced a referendum on the fiscal compact for May. Market reaction was swift as yields climbed higher across the curve and the U.S. dollar broadly stronger, supported to some degree by another round of favorable bank stress tests from the U.S. Federal Reserve. Market volatility continued to be moderate as the VIX fell to its lowest level since June 2007. With China lowering its Gross Domestic Product growth target for 2012, hard commodity exporters were sold off. As a consequence, the Australian dollar, which is particularly vulnerable to a perceived slowdown in the mining boom, fell in March. The U.S. dollar’s resurgence was also prevalent in Emerging Market currencies, notably with the Brazilian real and Indian rupee down.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Fund’s sole investment is in a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Master Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Master Fund’s open positions and, consequently, in its earnings and cash flow. The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund, under the direction of OCM, rapidly acquires and liquidates both long and short positions in a wide range of currencies.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

Quantifying The Master Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk, through the Master Fund exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master Fund’s risk exposure in the various market sectors traded by OCM is quantified below in terms of Value at Risk.  Due to the Master Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Master Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Master Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Master Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2012 the Master Fund’s average Month-end Net Asset Value was approximately $30,048,608.

March 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Currencies	$1,456,527	4.85%	$1,660,988	$1,353,158

Total	$1,456,527	4.85%	$1,660,988	$1,353,158

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Master Fund.  The magnitude of the Master Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Master Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLIB

The Master Fund has non-trading market risk on its foreign cash balances not needed for margin.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Master Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and OCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Master Fund. There can be no assurance that the Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of March 31, 2012, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master Fund’s profitability. The Master Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Master Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Master Fund trades in a number of currencies. The Master Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/Australian dollar and U.S. dollar/Swiss franc positions.  The Master Fund does not anticipate that the risk profile of the Master Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master Fund as of March 31, 2012.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese yen, Australian dollar, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at MLIB.

Item 4. Controls and Procedures

MLAI, the Sponsor of Ortus Currency FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$151,125	151,125	$1.0000
Feb-12	375,371	371,691	1.0099
Mar-12	710,108	735,939	0.9649
Apr-12	918,388	999,878	0.9185

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	400,000	400,000	1.0000
Mar-12	1,409,348	1,476,375	0.9546
Apr-12	471,678	519,469	0.9080

CLASS D

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	1,000,000	1,000,000	1.0000

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$260,000	260,000	$1.0000
Feb-12	266,418	263,728	1.0102
Mar-12	677,212	701,410	0.9655
Apr-12	364,222	396,152	0.9194

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-12	$14,100,000	14,100,000	$1.0000
Feb-12	—	—	1.0111
Mar-12	—	—	0.9673
Apr-12	—	—	0.9220

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS, Class DT and Class Z Units are not subject to any sales commissions.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02: Are filed herewith.

32.01 and
32.02 Section 1350 Certifications

Exhibit 32.01
and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to    liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTUS CURRENCY FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)