Form 10-Q
period 2012-06-30
Ortus Currency FuturesAccess LLC
filed 2012-08-14
CIK 1535147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, 21,469,082 units of limited liability company interest were outstanding.

ORTUS CURRENCY FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

June 30,
2012
ASSETS:

Investment in Ortus Currency GWIM-AI Master Fund	$19,435,907
Receivable from Ortus Currency GWIM-AI Master Fund	109,517
Cash	152,930
Other assets	100,000

TOTAL ASSETS	$19,798,354

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	13,397
Redemptions payable	109,517
Other liabilities	127,064

Total liabilities	249,978

MEMBERS’ CAPITAL:
Members’ Interest (21,469,082 Units)	19,548,376
Total members’ capital	19,548,376

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$19,798,354

NET ASSET VALUE PER UNIT:
(Based on 21,469,082 Units outstanding, unlimited Units authorized)
Class A	$0.9054
Class C	$0.8928
Class D	$0.9894
Class I	$0.9072
Class Z	$0.9122

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:

Management fees	$(93,071)	$(170,779)
Other	(50,808)	(96,904)

Total net investment income (loss) allocated from Ortus Currency GWIM-AI Master Fund Ltd	(143,879)	(267,683)

FUND EXPENSES:
Sponsor fees	34,467	42,829
Other	81,607	169,701
Total Fund expenses	116,074	212,530

NET INVESTMENT INCOME PROFIT (LOSS)	(259,953)	(480,213)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Realized, net	(1,035,763)	(1,095,768)
Change in unrealized, net	986,631	(82,226)
Brokerage commissions	(15,607)	(30,091)
Net profit (loss) from derivative contracts	(64,739)	(1,208,085)

NET PROFIT (LOSS)	$(324,692)	$(1,688,298)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	2,613,326	1,628,779
Class C**	3,427,515	2,511,784
Class D***	1,000,000	1,000,000
Class I*	2,275,134	1,472,378
Class Z*	10,791,974	12,445,987

Net income (loss) per weighted average Unit
Class A*	$(0.0204)	$(0.0821)
Class C**	$(0.0293)	$(0.0820)
Class D***	$(0.0106)	$(0.0106)
Class I*	$(0.0243)	$(0.0900)
Class Z*	$(0.0097)	$(0.0969)

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited) (in Units)

				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	June 30, 2012
Class A*	151,125	2,846,338	(52,789)	2,944,674
Class C**	400,000	3,890,972	(161,128)	4,129,844
Class D***	1,000,000	—	—	1,000,000
Class I*	260,000	2,342,590	—	2,602,590
Class Z*	14,100,000	—	(3,308,026)	10,791,974

Total Members’ Units	15,911,125	9,079,900	(3,521,943)	21,469,082

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2012
Class A*	$151,125	$2,696,894	$(48,097)	$(133,744)	$2,666,178
Class C**	400,000	3,639,409	(146,259)	(206,065)	3,687,085
Class D***	1,000,000	—	—	(10,559)	989,441
Class I*	260,000	2,233,602	—	(132,455)	2,361,147
Class Z*	14,100,000	—	(3,050,000)	(1,205,475)	9,844,525

Total Members’ Capital	$15,911,125	$8,569,905	$(3,244,356)	$(1,688,298)	$19,548,376

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class Z
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9185	$0.9080	$1.0000	$0.9194	$0.9220

Net realized and net change in unrealized trading profit	(0.0056)	(0.0055)	(0.0061)	(0.0056)	(0.0057)
Expenses	(0.0075)	(0.0097)	(0.0045)	(0.0066)	(0.0041)

Net asset value, end of period	$0.9054	$0.8928	$0.9894	$0.9072	$0.9122

Total Return: (b)

Total return before Performance fees	-1.43%	-1.67%	-1.06%	-1.33%	-1.06%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.43%	-1.67%	-1.06%	-1.33%	-1.06%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.81%	1.06%	0.44%	0.71%	0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.81%	1.06%	0.44%	0.71%	0.44%

Net investment income (loss)	-0.81%	-1.06%	-0.44%	-0.71%	-0.44%

 (a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A*	Class C**	Class D***	Class I*	Class Z*
Per Unit Operating Performance:

Net asset value at time of initial offering	$1.0000	$1.0000	$1.0000	$1.0000	$1.0000

Net realized and net change in unrealized trading profit	(0.0780)	(0.0901)	(0.0061)	(0.0780)	(0.0782)
Expenses	(0.0166)	(0.0171)	(0.0045)	(0.0148)	(0.0096)

Net asset value, end of period	$0.9054	$0.8928	$0.9894	$0.9072	$0.9122

Total Return: (b)

Total return before Performance fees	-9.46%	-10.72%	-1.06%	-9.28%	-8.78%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.46%	-10.72%	-1.06%	-9.28%	-8.78%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.74%	1.83%	0.44%	1.54%	1.00%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.74%	1.83%	0.44%	1.54%	1.00%

Net investment income (loss)	-1.74%	-1.83%	-0.44%	-1.54%	-1.00%

 (a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

 ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ortus Currency FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on September 12, 2011 and commenced trading activities on January 3, 2012. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund is part of a master-feeder structure that will invest substantially all of its assets through Ortus Currency GWIM-AI Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. The Master Fund initially will implement trading currency spot and forward contracts (“F/X”) but may utilize currency futures contracts or other instruments in the future. Ortus Capital Management Limited (“OCM” or “trading advisor”) is the trading advisor of the Master Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. The Master Fund’s over-the-counter foreign currency, spot and forwards trading are held at Merrill Lynch International Bank Ltd. (“MLIB”), which acts as prime broker with respect to these transactions. In the event that the Master Fund engages in futures trading Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, will be the Master Fund’s commodity broker as applicable.

As of June 30, 2012 the Fund offers four Classes of Units:  Class A, Class C, Class D, Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The Fund issued Class Z Units to BAC in connection with BAC providing seed capital. The five Classes of Units except for Class D and Class Z are subject to different sponsor fees.  Class D Units and Class Z Units do not pay sponsor fees. Class Z units were opened specifically for seed capital from the Sponsor.  The Class Z units do not influence the target investment allocation of the investors unaffiliated with MLAI nor have a voting interest.  New subscriptions to the Fund will be used to redeem the seed capital on a monthly basis, without regard to the Fund’s liquidity calendar or “lock-up” provisions until the seed capital has been fully redeemed.  The redemption schedule for seed capital is designed to provide transparency both to Investors and to OCM, as well as to avoid any apparent conflict involving the redemption of seed capital from the Fund while MLAI is actively marketing the Fund to clients.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2012 and the results of its operations for the three and six months ended June 30, 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               INVESTMENT IN MASTER FUND

The Master Fund’s Statement of Financial Condition and Schedule of Investments as of June 30, 2012 and the Statements of Operations for the three and six months ended June 30, 2012 are presented below.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

June 30,
2012
ASSETS:
Equity in commodity trading accounts:
Cash	$4,604,275
Net unrealized profit on open forwards contracts	453,749
Cash	32,211,206
Other assets	50,000

TOTAL ASSETS	$37,319,230

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open forwards contracts	$657,308
Brokerage commissions payable	60,000
Advisory fees payable	60,701
Redemptions payable	223,417
Other liabilities	181,319

Total liabilities	1,182,745

Shareholders Equity:
Shareholders Equity (39,239,655 Units outstanding, unlimited Units authorized)	36,136,485
Total members’ capital	36,136,485

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$37,319,230

NET ASSET VALUE PER UNIT:

Class DA	$0.9209
Class DI	$0.9208

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(2,039,969)	$(2,131,477)
Change in unrealized, net	2,027,542	(203,559)
Brokerage commissions	(30,000)	(60,000)

Total trading profit (loss), net	(42,427)	(2,395,036)

INVESTMENT INCOME:
Interest	2	2

EXPENSES:
Management fee	178,722	339,565
Other	97,660	193,126
Total expenses	276,382	532,691

NET INVESTMENT INCOME (LOSS)	(276,380)	(532,689)

NET INCOME (LOSS)	$(318,807)	$(2,927,725)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	19,768,511	17,899,810
Class DI	18,178,625	17,656,340

Net income (loss) per weighted average Unit
Class DA	$(0.0106)	$(0.0824)
Class DI	$(0.0061)	$(0.0822)

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statement of Financial Condition, as of June 30, 2012, is as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	9,148,458,587	$453,749	1.26%	(4,513,105,466)	$(657,308)	-1.82%	$(203,559)	-0.56%	September 2012

Total, net		$453,749	1.26%		$(657,308)	-1.82%	$(203,559)	-0.56%

No individual contract’s unrealized profit or loss comprised greater than 5% of Shareholders’ Equity as of June 30, 2012.

3.              FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments at the Master Fund (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statement of Financial Condition. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

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

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	—	—	—	—

Forwards
Long	453,749	—	453,749	—
Short	(657,308)	—	(657,308)	—
	(203,559)	—	(203,559)	—

June 30, 2012	$(203,559)	$—	$(203,559)	$—

The Master Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2012, is representative of the activity throughout this period. There were no transfers to or from any level during the three and six months ended June 30, 2012.

The Master Fund primarily trades F/X forward contracts, but may utilize currency futures contracts or other instruments in the future. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) for guidance accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statement of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for the three and six month periods ended June 30, 2012:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Currencies	$(12,427)	$(2,335,036)

Total, net	$(12,427)	$(2,335,036)

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

4.              MARKET AND CREDIT RISKS

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

The Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statement of Financial Condition.

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

5.              ADVISORY AGREEMENT

The Master Fund and the Trading Advisor have entered into an advisory agreement (the “agreement”). This agreement shall continue in effect until October 26, 2013.  Thereafter, this agreement shall be automatically renewed for successive one-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Master Fund upon notice to either party no later than 90 days before the expiration of the then current term. The Trading Advisor determines the commodity futures, options on futures currency spot and forward contract trades to be made on behalf of their respective Fund accounts, subject to certain trading policies and to certain rights reserved by MLAI.

As of the last business day of each calendar month, the Master Fund shall pay the Trading Advisor a management fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the month-end net asset value of the Master Fund, prior to reduction for any accrued Incentive Fees or for the management fee being calculated.

The performance fees will be charged to the Master Fund on any New Trading Profit, as defined in the advisory agreement, and are payable to the Trading Advisor as of the end of each quarter as well as any interim period for which there are net redemption of Units, to the extent of the applicable percentage of any New Trading Profit attributable to such Units. The Master Fund pays a 20% performance fee to the Trading Advisor.

The Trading Advisor has agreed to share with MLAI 25% of the Trading Advisor’s management fee paid with respect to the first $200 million of Master Fund assets and 30% of the Trading Advisor’s management fee with respect to Master Fund assets in excess of $200 million.

6.              WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of calculating net income per weighted average Unit.  The weighted average number of Units outstanding, for each Class, for the period ended June 30, 2012 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

7.     RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $835 and $1,635, respectively, of which $1,131 was payable to the Transfer Agent as of June 30, 2012.

The Fund charges Sponsor Fees on the month-end net assets after all other charges. There is not a Sponsor Fees charged at the Master Fund level. The Fund’s Class A Units and Class I Units pay MLAI a Sponsor’s Fee of 1/12 of 1.5% and 1/12 of 1.1%, respectively, of their month-end net asset value.  Class C Units pay MLAI a monthly Sponsor’s Fee of 1/12 of 2.5% of their month-end net asset value.  Class D Units pay no Sponsor’s Fee. Net asset value, for purposes of calculating the Sponsor’s Fees, is calculated prior to reduction for the Sponsor’s Fee being calculated.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s investment in the Master Fund as of such date, plus any other assets held by the Fund, minus sponsor’s fees, organizational expense amortization and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0099	$0.9649	$0.9185	$0.9421	$0.9346	$0.9054

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2012	n/a	$0.9546	$0.9080	$0.9305	$0.9223	$0.8928

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2011	n/a	n/a	n/a	$1.0270	$1.0200	$0.9894

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0102	$0.9655	$0.9194	$0.9434	$0.9361	$0.9072

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0111	$0.9673	$0.9220	$0.9468	$0.9404	$0.9122

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Master Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Master Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital increased from $0 to $19,548,376.  This increase was attributable to the net loss from operations of $1,688,298 coupled with the redemption of 3,521,943 Redeemable Units resulting in an outflow of $3,244,356.  The cash outflow was offset with cash inflow of $24,481,030 due to subscriptions of 24,991,025 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statement of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statement of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The Master Fund experienced a net trading loss of $12,427, in the second quarter of 2012.

Profits were posted to the Fund at the beginning of the quarter. Accordingly, both British sterling and the Singapore dollar traded well in April, both up against the U.S. dollar. Overall the G7 currencies traded within reasonably tight ranges, with the exception of the Japanese yen: while the Bank of Japan’s continued monetary easing was within market expectations, subsequent official comments implied a “wait-and-see” attitude to further actions, if any. The Japanese yen appreciated against the U.S. dollar and in the emerging markets, the Brazil real continued to depreciate down during April.  Losses were posted to the Fund in the middle of the quarter. As prospects for a Greek exit came to the forefront, markets reacted quickly in an effort to price-in the risk. The S&P 500 fell while Spanish-German 10-year spreads hit a record. With European government bond-yields widening across the Mediterranean, there was a general flight-to-safety in the currency markets, with the U.S. dollar and the Japanese yen appreciating sharply. Noticeably, with the Swiss National Bank’s Euro/Swiss franc holding firm, the Swiss franc may have temporarily lost its safe-haven status. Also suffering were the New Zealand dollar, the Euro and the Australian dollar, respectively against the U.S. dollar with rising volatility. With disappointing U.K. data and prospects for a return to additional Bank of England stimulus, sterling depreciated against the U.S. dollar. In Asia, capital outflow pressure was evident; deterioration in India’s twin deficits sparked fears of a balance of payments crisis and pushed U.S. dollar/Indian rupee to a record high. The Russian ruble saw a large move in May, down against the U.S. dollar, reflecting the sharp adjustment in crude prices and wider risk aversion. Losses were posted to the Fund at the end of the quarter.  The New Zealand dollar led the way among the G10, rising against the U.S. dollar, while the Australian dollar rose during June.  The Hungarian forint, Mexican peso and Polish zloty were up against the U.S. dollar.

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 the Master Fund’s average Month-end Net Asset Value was approximately $32,815,360.

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Currencies	$1,460,200	4.45%	$1,662,331	$1,252,680

Total	$1,460,200	4.45%	$1,662,331	$1,252,680

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Master Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and OCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Master Fund. There can be no assurance that the Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of June 30, 2012, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative positions held by the Master Fund. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master Fund’s profitability. The Master Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Master Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

The following were the only non-trading risk exposures of the Master Fund as of June 30, 2012.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese yen, Australian dollar, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at MLIB.

Item 4. Controls and Procedures

MLAI, the Sponsor of Ortus Currency FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$151,125	151,125	$1.0000
Feb-12	375,371	371,691	1.0099
Mar-12	710,108	735,939	0.9649
Apr-12	918,388	999,878	0.9185
May-12	316,165	335,596	0.9421
Jun-12	376,862	403,234	0.9346
Jul-12	534,270	590,092	0.9054

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	400,000	400,000	1.0000
Mar-12	1,409,348	1,476,375	0.9546
Apr-12	471,678	519,469	0.9080
May-12	1,192,328	1,281,384	0.9305
Jun-12	566,055	613,744	0.9223
Jul-12	237,887	266,451	0.8928

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	1,000,000	1,000,000	1.0000
May-12	—	—	1.0270
Jun-12	—	—	1.0200
Jul-12	1,000,000	1,010,714	0.9894

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$260,000	260,000	$1.0000
Feb-12	266,418	263,728	1.0102
Mar-12	677,212	701,410	0.9655
Apr-12	364,222	396,152	0.9194
May-12	924,750	980,231	0.9434
Jun-12	1,000	1,069	0.9361
Jul-12	115,000	126,764	0.9072

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-12	$14,100,000	14,100,000	$1.0000
Feb-12	—	—	1.0111
Mar-12	—	—	0.9673
Apr-12	—	—	0.9220
May-12	—	—	0.9468
Jun-12	—	—	0.9404
Jul-12	—	—	0.9122

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS, Class DT and Class Z Units are not subject to any sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                Are filed herewith.

32.01 and

32.02                                            Section 1350 Certifications

Exhibit 32.01

and 32.02                            Are filed herewith.

Exhibit 101                    Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statement of Financial Condition (ii) Statement of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTUS CURRENCY FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)