Form 10-Q
period 2012-09-30
Ortus Currency FuturesAccess LLC
filed 2012-11-14
CIK 1535147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 25,202,633 units of limited liability company interest were outstanding.

ORTUS CURRENCY FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

September 30,
2012
ASSETS:

Investment in Ortus Currency GWIM-AI Master Fund	$23,617,878
Receivable from Ortus Currency GWIM-AI Master Fund	41,109
Cash	225,211
Other assets	100,000

TOTAL ASSETS	$23,984,198

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	16,938
Redemptions payable	41,109
Other liabilities	188,064

Total liabilities	246,111

MEMBERS’ CAPITAL:
Members’ Interest (25,202,633 Units)	23,738,087
Total members’ capital	23,738,087

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$23,984,198

NET ASSET VALUE PER UNIT:
(Based on 25,202,633 Units outstanding, unlimited Units authorized)

Class A	$0.9175
Class C	$0.9025
Class D	$1.0064
Class I	$0.9203
Class Z	$0.9278

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:

Management fees	$(115,093)	$(285,872)
Other	(46,053)	(142,957)
Interest, net	985	985

Total net investment income (loss) allocated from Ortus Currency GWIM-AI Master Fund Ltd	(160,161)	(427,844)

FUND EXPENSES:
Sponsor fees	48,118	90,947
Other	94,141	263,842
Total Fund expenses	142,259	354,789

NET INVESTMENT INCOME PROFIT (LOSS)	(302,420)	(782,633)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Realized, net	764,670	(331,098)
Change in unrealized, net	(155,390)	(237,616)
Brokerage commissions	(16,810)	(46,901)
Net profit (loss) from derivative contracts	592,470	(615,615)

NET PROFIT (LOSS)	$290,050	$(1,398,248)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	3,622,219	2,293,259
Class C**	4,619,654	3,302,235
Class D***	3,657,934	2,328,967
Class I*	3,553,606	2,166,121
Class Z*	9,019,490	11,303,821

Net income (loss) per weighted average Unit
Class A*	$0.0111	$(0.0409)
Class C**	$0.0077	$(0.0516)
Class D***	$(0.0088)	$(0.0184)
Class I*	$0.0033	$(0.0557)
Class Z*	$0.0260	$(0.0859)

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited) (in Units)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital September 30, 2012
Class A*	151,125	3,719,631	(201,725)	3,669,031
Class C**	400,000	4,611,359	(217,028)	4,794,331
Class D***	1,000,000	5,952,375	—	6,952,375
Class I*	260,000	4,162,603	(110,229)	4,312,374
Class Z*	14,100,000	—	(8,625,478)	5,474,522

Total Members’ Units	15,911,125	18,445,968	(9,154,460)	25,202,633

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

 (unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital September 30, 2012
Class A*	$151,125	$3,495,112	$(186,142)	$(93,716)	$3,366,379
Class C**	400,000	4,294,760	(197,738)	(170,361)	4,326,661
Class D***	1,000,000	6,040,000	—	(42,866)	6,997,134
Class I*	260,000	3,932,106	(102,888)	(120,735)	3,968,483
Class Z*	14,100,000	—	(8,050,000)	(970,570)	5,079,430

Total Members’ Capital	$15,911,125	$17,761,978	$(8,536,768)	$(1,398,248)	$23,738,087

*Units issued on January 1, 2012.

**Units issued on February 1, 2012.

***Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D*	Class I	Class Z

Net asset value, beginning of period	$0.9054	$0.8928	$0.9894	$0.9072	$0.9122

Net realized and net change in unrealized trading profit	0.0194	0.0191	0.0211	0.0194	0.0195
Expenses	(0.0073)	(0.0094)	(0.0041)	(0.0063)	(0.0039)

Net asset value, end of period	$0.9175	$0.9025	$1.0064	$0.9203	$0.9278

Total Return: (b)

Total return before Performance fees	1.34%	1.08%	0.64%	1.44%	1.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.34%	1.08%	0.64%	1.44%	1.72%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.79%	1.04%	0.85%	0.69%	0.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.79%	1.04%	0.85%	0.69%	0.41%

Net investment income (loss)	-0.79%	-1.04%	-0.85%	-0.69%	-0.41%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A*	Class C**	Class D***	Class I*	Class Z*

Net asset value at time of initial offering	$1.0000	$1.0000	$1.0000	$1.0000	$1.0000

Net realized and net change in unrealized trading profit	(0.0586)	(0.0710)	0.0150	(0.0586)	(0.0587)
Expenses	(0.0239)	(0.0265)	(0.0086)	(0.0211)	(0.0135)

Net asset value, end of period	$0.9175	$0.9025	$1.0064	$0.9203	$0.9278

Total Return: (b)

Total return before Performance fees	-8.25%	-9.75%	0.64%	-7.97%	-7.21%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.25%	-9.75%	0.64%	-7.97%	-7.21%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.53%	2.87%	0.85%	2.23%	1.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.53%	2.87%	0.85%	2.23%	1.41%

Net investment income (loss)	-2.53%	-2.87%	-0.85%	-2.23%	-1.41%

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. UBS AG is the primary foreign exchange (“F/X”) prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International Bank Ltd. (“MLIB”).  MLIB, which previously acted as primary F/X prime broker for the Fund, will act as back-up F/X prime broker for the Fund. The Sponsor expects that Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) will act as the exclusive futures clearing broker for the Fund in the event the Fund trades futures, although the Sponsor may select other parties as futures clearing broker(s).  MLPF&S and MLIB are BAC affiliates.

As of September 30, 2012 the Fund offers four Classes of Units:  Class A, Class C, Class D, Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The Fund issued Class Z Units to BAC in connection with BAC providing seed capital. The five Classes of Units except for Class D and Class Z are subject to different Sponsor fees.  Class D Units and Class Z Units do not pay sponsor fees. Class Z Units were opened specifically for seed capital from BAC.   The Class Z Units do not influence the target investment allocation of the investors unaffiliated with MLAI nor have a voting interest.  New subscriptions to the Fund will be used to redeem the seed capital on a monthly basis, without regard to the Fund’s liquidity calendar or “lock-up” provisions until the seed capital has been fully redeemed.  The redemption schedule for seed capital is designed to provide transparency both to Investors and to OCM, as well as to avoid any apparent conflict involving the redemption of seed capital from the Fund while MLAI is actively marketing the Fund to clients.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.              INVESTMENT IN MASTER FUND

The Master Fund’s Statement of Financial Condition and Schedule of Investments as of September 30, 2012 and the Statements of Operations for the three and nine months ended September 30, 2012 are presented below.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

September 30,
2012
ASSETS:
Equity in commodity trading accounts:
Cash	$6,956,781
Cash	35,389,045
Other assets	50,945

TOTAL ASSETS	$42,396,771

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open forwards contracts	$434,100
Brokerage commissions payable	90,000
Advisory fees payable	69,461
Redemptions payable	141,722
Other liabilities	196,374

Total liabilities	931,657

Shareholders’ Equity:
Shareholders’ Equity (44,081,683 Units outstanding, unlimited Units authorized)	41,465,114
Total members’ capital	41,465,114

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$42,396,771

NET ASSET VALUE PER UNIT:

Class DA	$0.9406
Class DI	$0.9406

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$1,351,400	$(780,077)
Change in unrealized, net	(230,541)	(434,100)
Brokerage commissions	(30,000)	(90,000)

Total trading profit (loss), net	1,090,859	(1,304,177)

INVESTMENT INCOME:
Interest	1,742	1,744

EXPENSES:
Management fee	205,360	544,925
Other	82,360	275,486
Total expenses	287,720	820,411

NET INVESTMENT INCOME (LOSS)	(285,978)	(818,667)

NET INCOME (LOSS)	$804,881	$(2,122,844)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	24,225,699	20,008,440
Class DI	18,998,291	18,103,657

Net income (loss) per weighted average Unit
Class DA	$0.0178	$(0.0522)
Class DI	$0.0196	$(0.0596)

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statement of Financial Condition, as of September 30, 2012, is as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	10,185,423,962	$(279,621)	-0.67%	(4,899,439,924)	$(154,479)	-0.37%	$(434,100)	-1.04%	December 2012

Total, net		$(279,621)	-0.67%		$(154,479)	-0.37%	$(434,100)	-1.04%

No individual contract’s unrealized profit or loss comprised greater than 5% of Shareholders’ Equity as of September 30, 2012.

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

Investments, in the Master Fund, measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

Exchange traded investments are fair valued by the Master Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	—	—	—	—

Forwards
Long	(279,621)	—	(279,621)	—
Short	(154,479)	—	(154,479)	—
	(434,100)	—	(434,100)	—

September 30, 2012	$(434,100)	$—	$(434,100)	$—

The Master Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2012, is representative of the activity throughout this period. There were no transfers to or from any level during the three and nine month periods ended September 30, 2012.

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

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for the three and nine month periods ended September 30, 2012:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Currencies	$1,120,859	$(1,214,177)

Total, net	$1,120,859	$(1,214,177)

The Master Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, UBS AG, MLPF&S or other BAC entities.  Master Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Master Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Master Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

The Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and UBS AG as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and UBS AG  (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or UBS AG , respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for UBS AG on the Statement of Financial Condition.

Indemnifications

In the normal course of business, the Master Fund has entered, or may in the future enter into agreements that obligate the Master Fund to indemnify third parties, including affiliates of the Master Fund, for breach of certain representations and warranties made by the Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Master Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

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

6.              WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of calculating net income per weighted average Unit.  The weighted average number of Units outstanding, for each Class, for the period ended September 30, 2012 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

7.              RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI.  The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $956 and $2,592, respectively, of which $1,255 was payable to the Registrar and Transfer Agent as of September 30, 2012.

The Fund charges Sponsor Fees on the month-end net assets after all other charges. There is not a Sponsor Fee charged at the Master Fund level. The Fund’s Class A Units and Class I Units pay MLAI a Sponsor Fee of 1/12 of 1.5% and 1/12 of 1.1%, respectively, of their month-end net asset value.  Class C Units pay MLAI a monthly Sponsor Fee of 1/12 of 2.5% of their month-end net asset value.  Class D Units pay no Sponsor Fee. Net asset value, for purposes of calculating the Sponsor Fees, is calculated prior to reduction for the Sponsor Fee being calculated.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$1.0099	$0.9649	$0.9185	$0.9421	$0.9346	$0.9054	$0.9347	$0.9309	$0.9175

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	n/a	$0.9546	$0.9080	$0.9305	$0.9223	$0.8928	$0.9209	$0.9164	$0.9025

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2011	n/a	n/a	n/a	$1.0270	$1.0200	$0.9894	$1.0227	$1.0199	$1.0064

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$1.0102	$0.9655	$0.9194	$0.9434	$0.9361	$0.9072	$0.9368	$0.9334	$0.9203

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$1.0111	$0.9673	$0.9220	$0.9468	$0.9404	$0.9122	$0.9428	$0.9403	$0.9278

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Master Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Master Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital increased from $0 to $23,738,087.  This increase was attributable to the net loss from operations of $1,398,248 coupled with the redemption of 9,154,460 Redeemable Units resulting in an outflow of $8,536,768.  The cash outflow was offset with cash inflow of $17,761,978 due to subscriptions of 18,445,968 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

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

Results of Operations

January 1, 2012 to September 30, 2012

January 1, 2012 to March 31, 2012

The Master Fund experienced a net trading profit of $2,322,608, in the first quarter of 2012.

Profits were posted to the Fund at the beginning of the quarter.   January began with risky assets trading well from the first trading day. Moderate U.S. growth and better-than-expected China data helped spur a broad bounce in risk appetite. The three-year Long Term Recovery Organization financing provided by the European Central Bank, as well as dovish U.S. Federal Reserve statement (“keeping low rates at least through late 2014”) provided monetary stimuli to fuel the rally in risky assets. Pushing eight month highs, the Dow breached 12,800 while carry currencies such as the Brazilian real, Mexican peso and New Zealand dollar all appreciated over 6% against the U.S. dollar during the month of January. However, the European sovereign debt crisis remained a market focus. With a potential recession looming in Europe, Standard & Poor handed down sovereign downgrades with announcements of cuts to several Europe nations. At the end of January, the European Union Summit concluded with ratified treaties to the European Stability Mechanism and the announcement of a fiscal compact that further helped buoy the Euro. Losses were posted to the Fund in the middle of the quarter. Fears over the sustainability of Greek Euro-zone membership was offset by continued central bank liquidity provision and accommodative monetary policy (Federal Open Market Committee Zero Interest Rate Policy extension, Long Term Recovery O2 and more conventional QE extension policies from the Bank of Japan, the Bank of England and a relative risk reduction cut from China). High beta currencies out-performed, a contrast to the weak performance from low-beta foreign exchange and traditional funding currencies (such as Japanese yen, U.S. dollar, Singapore dollar, Taiwan dollar, etc.). The increased risk sentiment was particularly acute in Japanese yen “crosses” with the Japanese yen falling in February against, among others, the Euro, British pound and Swiss franc. The Japanese yen weakness was also associated with Bank of Japan’s elevated dovish rhetoric. However, Europe is not completely in the clear, as Spain remains an issue with severe fiscal tightening announced for 2012, German macro data was softer than expected and Ireland announced a referendum on the fiscal compact for May. Market reaction was swift as yields climbed higher across the curve and the U.S. dollar broadly stronger, supported to some degree by another round of favorable bank stress tests from the U.S. Federal Reserve. Market volatility continued to be moderate as the VIX fell to its lowest level since June 2007. With China lowering its Gross Domestic Product growth target for 2012, hard commodity exporters were sold off. As a consequence, the Australian dollar, which is particularly vulnerable to a perceived slowdown in the mining boom, fell in March. The U.S. dollar’s resurgence was also prevalent in Emerging Market currencies, notably with the Brazilian real and Indian rupee down.

April 1, 2012 to June 30, 2012

The Master Fund experienced a net trading profit of $12,427, in the second quarter of 2012.

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

July 1, 2012 to September 30, 2012

The Master Fund experienced a net trading profit of $1,120,859 in the third quarter of 2012.

Profits were posted to the Fund at the beginning of the quarter due the Euro underperforming against the U.S. dollar; while sliding against the Australian dollar and the Japanese yen. The Norwegian krone fell against the Swedish krona over July which reflected Sweden’s improving economic data. Profits were posted to the Fund in the middle of the quarter. In August, the Euro, Norwegian krone, and Swiss franc were all up against the U.S. dollar. Losses were posted to the Fund at the end of the quarter. The U.S. dollar slipped while the Euro gained against the U.S. dollar. The commodity currencies managed to notch up minor gains, with the Australian and Canadian dollars up against the U.S. dollar.

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

Quantifying The Master Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk, through the Master Fund exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 the Master Fund’s average Month-end Net Asset Value was approximately $34,945,510.

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Currencies	$2,295,672	6.57%	$6,621,673	$1,252,680

Total	$2,295,672	6.57%	$6,621,673	$1,252,680

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with UBS AG

The Master Fund has non-trading market risk on its foreign cash balances not needed for margin.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Master Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and OCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Master Fund. There can be no assurance that the Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of September 30, 2012, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master Fund as of September 30, 2012.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese yen, Australian dollar, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at UBS AG. The Master Fund also holds U.S. dollars in cash at Bank of New York, which is in a non-interest bearing account to avail of the unlimited insurance coverage for bank deposits through December 31, 2012.

Item 4. Controls and Procedures

MLAI, the Sponsor of Ortus Currency FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$151,125	151,125	$1.0000
Feb-12	375,371	371,691	1.0099
Mar-12	710,108	735,939	0.9649
Apr-12	918,388	999,878	0.9185
May-12	316,165	335,596	0.9421
Jun-12	376,862	403,234	0.9346
Jul-12	534,270	590,092	0.9054
Aug-12	77,848	83,287	0.9347
Sep-12	186,100	199,914	0.9309
Oct-12	451,234	491,808	0.9175

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	400,000	400,000	1.0000
Mar-12	1,409,348	1,476,375	0.9546
Apr-12	471,678	519,469	0.9080
May-12	1,192,328	1,281,384	0.9305
Jun-12	566,055	613,744	0.9223
Jul-12	237,887	266,451	0.8928
Aug-12	302,000	327,940	0.9209
Sep-12	115,464	125,996	0.9164
Oct-12	100,000	110,803	0.9025

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	1,000,000	1,000,000	1.0000
May-12	—	—	1.0270
Jun-12	—	—	1.0200
Jul-12	1,000,000	1,010,714	0.9894
Aug-12	—	—	1.0227
Sep-12	5,040,000	4,941,661	1.0199
Oct-12	—	—	1.0064

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$260,000	260,000	$1.0000
Feb-12	266,418	263,728	1.0102
Mar-12	677,212	701,410	0.9655
Apr-12	364,222	396,152	0.9194
May-12	924,750	980,231	0.9434
Jun-12	1,000	1,069	0.9361
Jul-12	115,000	126,764	0.9072
Aug-12	833,504	889,735	0.9368
Sep-12	750,000	803,514	0.9334
Oct-12	88,000	95,621	0.9203

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-12	$14,100,000	14,100,000	$1.0000
Feb-12	—	—	1.0111
Mar-12	—	—	0.9673
Apr-12	—	—	0.9220
May-12	—	—	0.9468
Jun-12	—	—	0.9404
Jul-12	—	—	0.9122
Aug-12	—	—	0.9428
Sep-12	—	—	0.9403
Oct-12	—	—	0.9278

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

Item 6.                            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                  Are filed herewith.

32.01 and

32.02                                              Section 1350 Certifications

Exhibit 32.01

and 32.02                      Are filed herewith.

Exhibit 101              Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statement of Financial Condition (ii) Statement of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTUS CURRENCY FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)