Form 10-K
period 2012-12-31
Ortus Currency FuturesAccess LLC
filed 2013-03-27
CIK 1535147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-54623

ORTUS CURRENCY FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	45-3237908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 11TH.  Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

4 World Financial Center, 10th Floor

250 Vesey Street

New York, NY 10080

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Classes A, C, D and I Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐

No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2013 Units of limited liability company interest with an aggregate Net Asset Value of $13,918,151 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ORTUS CURRENCY FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:                      Business

(a)                                 General Development of Business:

Ortus Currency FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess SM Program (the “ FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on September 12, 2011 and commenced trading activities on January 3, 2012.

The Fund invests substantially all of its assets through Ortus Currency GWIM-AI Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. Ortus Currency Participation Fund Ltd. also invests substantially all of its assets through the Master Fund. The Master Fund initially will implement trading currency spot and forward contracts (“F/X”) but may utilize currency futures contracts or other instruments in the future.

References to the Fund’s activities, expenses and portfolio herein include those of the Master Fund, unless the context requires otherwise.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. MLAI is also the sponsor of the Master Fund.

UBS AG is the primary F/X prime broker for the Fund (“UBS”).  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International Bank, Ltd. (“MLIB” and together with UBS or any other F/X prime broker engaged by the Fund, the “F/X Prime Broker”).  MLIB, which previously acted as primary F/X prime broker for the Fund, will act as back-up F/X prime broker for the Fund.  MLIB’s role as back-up F/X prime broker will allow the Fund to use MLIB as F/X prime broker, including as the primary F/X prime broker, should the Sponsor decide such re-engagement is necessary.  Under normal circumstances, however, UBS will act as the primary and sole F/X prime broker to the Fund.

The Sponsor expects that Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S” or “Clearing Brokers”) will act as the exclusive clearing broker for the Fund in the event the Fund trades futures, although the Sponsor may select other parties as clearing broker(s). MLPF&S and MLIB are BAC affiliates.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “FuturesAccess Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FuturesAccess Funds.  Each of the FuturesAccess Funds implements a different trading strategy.

Ortus Capital Management Limited (“OCM” or “Trading Advisor”) is the trading advisor of the Master Fund. The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Sponsor has delegated trading authority for the Master Fund to the Trading Advisor.  The Trading Advisor trades the Ortus Currency Strategy (the “Trading Program”) for the Master Fund.  The Trading Program attempts to provide a positive return on capital by pursuing trading strategies and models focused on global currency-related investments.  The Trading Advisor currently implements the Trading Program primarily by trading currency spot and forward contracts but may utilize currency futures contracts or other instruments in the future.  See “Trading Advisors’ Trading Program,” below.

One other “feeder fund,” Ortus Currency Participation Fund Ltd., a Cayman Islands exempted company, also invest substantially all of its assets through the Master Fund.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012, the Net Asset Value of the Fund was $23,615,443. As of December 31, 2012, the Net Asset Value per Unit was $0.7842 for Class A, $0.7694 for Class C, $0.8635 for Class D, $0.7874 for Class I, and $0.7960 for Class Z.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.0099 (January 31, 2012) and the lowest was $0.7842 (December 31, 2012).  The highest month-end Net Asset Value per Unit for Class C was $1.0000 (February 1, 2012) and the lowest was $0.7694 (December 31, 2012).  The highest month-end Net Asset Value per Unit for Class D was $1.0270 (April 31, 2012) and the lowest was $0.8635 (December 31, 2012). The highest month-end Net Asset Value per Unit for Class I was $1.0102 (January 31, 2012) and the lowest was $0.7874 (December 31, 2012). The highest month-end Net Asset Value per Unit for Class Z was $1.0111 (January 31, 2012) and the lowest was $0.7960 (December 31, 2012).

(b)                             Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Advisory Agreement will continue in effect until October 26, 2013.  Thereafter, the Advisory Agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Master Fund upon notice to the other party no later than 90 days before the expiration of the then-current term. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) in its discretion, the Sponsor may terminate the Advisory Agreement at the end of any month upon 30 days’ notice; and (ii) the Master Fund and/or the Sponsor, on the one hand, or the Trading Advisor, on the other, may terminate the Advisory Agreement as a result of a material breach of the Advisory Agreement by the other party, after due notice and an opportunity to cure.  The Advisory Agreement will also terminate immediately if the Master Fund is terminated and dissolved as determined by the Sponsor.

Trading Advisor’s Trading Program

The Trading Program focuses on global currencies.  The Trading Advisor’s approach is to develop and deploy various currency strategies that cover different return drivers across various time horizons and currencies — each with its own risk allocation.  Although the Trading Program is designed to take advantage of the opportunities mainly available in currency cycles that last from a few months to a couple of years, over time the Trading Advisor may employ additional and different types of investment strategies to exploit opportunities that are available in the F/X Markets (“F/X Markets”).

The core component of the Trading Program focuses on liquid currencies of developed economies that impose little or no capital control measures on foreign investment.  The core component of the Trading Program focuses on three principles: (i) portfolio approach; (ii) adaption to changing market conditions; and (iii) risk management.  The Trading Advisor believes that a portfolio approach will allow the Fund to have a proper balance of offensive and defensive positions while also allowing the Fund to take advantage of subtle opportunities in F/X trades.  Further, the Trading Advisor’s model forecasts change as new information is acquired; this adaptive forecasting is designed to help avoid substantial losses from persistently incorrect views of the market.  In addition, as part of risk management, the Trading Advisor attempts to size the portfolio to balance its ability to capitalize on investment opportunities as well as to handle market volatility along the way.

The investment process of the core component of the Trading Program consists mainly of: (1) market view formation; and (2) portfolio construction and risk control.

Market View Formation

The Trading Advisor relies on its own proprietary models to identify and evaluate opportunities in the F/X Markets for the Fund.  At any given point in time, the models take into account information that is available publicly, which may include asset prices as well as macroeconomic variables, to determine the expected return and the risk associated with investing in a currency.  The approach is based on innovations and rigorous applications of financial theories and calibrated against market data.  Generally, it is tantamount to moving capital from a less productive economy to a more productive economy based on the model’s assessments of risk and reward.  The models use both current and historical data and all data inputs used are available publicly.  The market views, as determined by the models, are expressed in terms of the expected moves of, risks associated with, and correlations among, currencies.  Market views expressed as such are updated frequently as the dynamics of markets and economies unfold over time.

Portfolio Construction and Risk Control

Based on the market views determined using the models described above, the Trading Advisor constructs the investment portfolio of the Fund based on its proprietary portfolio optimization and risk control programs.  The optimal investment portfolio is updated frequently as market dynamics unfold over time.

Market risks are measured by their impact on the Fund’s net asset value.  The primary objective of the core component of the Trading Program is to control the Fund’s volatility and drawdown to within a range previously determined by the Trading Advisor.  The Trading Advisor relies on its own proprietary drawdown control program for risk control.  The program aims to maximize the Fund’s upside potential while dampening downside shocks to the portfolio.  This program, together with a portfolio optimization program, or risk allocation program, attempts to determine the overall risk level of the Fund’s portfolio as well as the risk allocation to each currency at any given time.  The overall size of the resulting portfolio at any given time depends on, among other things, the market volatilities, the ex-ante risk and reward profile of the portfolio, the current drawdown of net asset value relative to its previous peak and other market conditions and considerations.

Markets and Instruments

The investment strategies are usually implemented through the most liquid instruments available for F/X Markets, namely spot and OTC forward contracts.  The Fund may also use other market instruments Tif such instruments can help it achieve its investment objective.  The primary considerations in selecting market instruments are the liquidity of the instruments, transaction cost optimization and the optimal way to implement the Trading Program.

Borrowing and Leverage

To achieve its investment objective, the Fund may use leverage in order to gain the desired exposure to certain investment positions.  The leverage generally employed by the Fund is embedded in investment instruments in which the Fund invests, such as forward F/X contracts, and the Fund generally does not intend to borrow to leverage its portfolio.  Leverage increases the exposure of the Fund to risks, that is, the use of leverage magnifies gains and losses of the Fund.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2012 fiscal year.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards.  MLIB is the only counterparty to these forward contracts.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The primary use of the proceeds of the sale of the Units is to permit the Fund to invest in shares of the Master Fund, in order for the Trading Advisor to trade the Trading Program on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Management and Interest”.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Most if not all of the Fund’s assets will not be required to be, and generally will not be, held in customer segregated accounts.  This is due to the fact that assets used as collateral for trading in F/X Markets, including assets held by the F/X Prime Broker as F/X prime broker and counterparty, will typically not be segregated.  Most if not all of the Fund’s portfolio, at least initially will be traded in F/X Markets, and therefore will not be segregated.  Any of the Fund’s assets used as margin in connection with commodities trading, if any, will be held in segregated accounts at the Clearing Broker with respect to U.S. exchange-traded futures contracts or options thereon, or in customer secured accounts at the Clearing Broker with respect futures trading on non-U.S. exchanges.  In general, approximately 5% to 20% of the Fund’s assets are expected to be committed as margin or collateral at any one time.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

In addition, Fund assets not committed as collateral for margin on F/X trades generally will be held in accounts in the name of the Master Fund in cash at the Fund’s bank custodian, which is at present the administrator of the Fund, The Bank of New York Mellon (the “Administrator”), at the Clearing Broker or other broker-dealers (as free credit balances) or in other banks which may be affiliates of BAC, not in customer segregated accounts.  Cash assets of the Fund may also be maintained in: (i) interest bearing savings accounts maintained with major U.S. banks unaffiliated with BAC; (ii) money market investment funds that are managed by third party managers, including affiliates of BAC; and/or (iii) “offset accounts” at major U.S. banks in the event such cash assets are held with the Clearing Broker.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  With respect to any cash assets it holds, the Clearing Broker may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce the Clearing Broker’s borrowing costs with such banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of the Clearing Broker’s customers, not subject to any Clearing Broker liability.

Cash Management and Interest

The Sponsor is primarily responsible for the management of the Fund’s “cash assets.”  In exercising this responsibility, the Sponsor’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash is currently held with the Fund’s bank custodian, which is at present the Administrator.  Any interest paid on the Fund’s cash held at the Administrator will be subject to the interest rate payment policies of the Administrator.  In current interest rate environments, as discussed further below, the Fund may receive little or no interest payments with respect to the Fund’s cash held at the Administrator.

The Sponsor retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Clearing Broker or other bank accounts.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks may be affiliated with the Sponsor if the Sponsor believes that to be in the best interests of the Investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the U.S. since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies.  As an example, the federal funds target rate has been 0.25% since December 2008 and the daily effective federal funds rate was approximately 0.07% in early January 2012.  In interest rate environments like the current one in which the Fund does not earn interest under the Interest Earning Program, the Sponsor may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

The F/X Prime Broker may advance certain currencies to, and may borrow certain currencies from, the Fund.  In the course of doing so, the F/X Prime Broker both may retain certain amounts of interest and receive other economic benefits.  In the event MLIB acts as F/X prime broker to the Fund, it will follow its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by the Sponsor and other MLIB affiliates and for which MLIB serves as F/X prime broker.  In the event the Fund trades futures, the Clearing Broker would provide similar services and receive similar benefits.

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2012.

	2012
Charges	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$427,141	2.18%
Sponsor fees	143,893	0.74%
Management fees*	405,678	2.07%
Other fees*	191,094	0.98%
Total	$1,167,806	5.97%

* Allocated from Ortus Currency GWIM-AI Master Fund Ltd

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, if any or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2012 equaled $19,552,970

During 2012, the Fund earned $0 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for 2012 were $18,466.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Use of assets	BAC may derive an economic benefit if there are deposits of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.125 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D units and Class Z Units do not pay Sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from subscription amount. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C Units and Class Z Units are not subject to any sales commissions.

MLIB and UBS AG/other parties	Currency (F/X) dealer spreads

The Master Fund’s currency trades may be executed in the F/X Markets in which there are no direct execution costs (that is, commissions or transactional fees). Instead, the banks and dealers in the F/X Markets that execute trades for the Master Fund (including the Master Fund’s F/X prime brokers, acting in the capacity as executing brokers), would take a “spread” between the prices at which they are prepared to buy and sell currencies, with such spreads built into the spot or forward prices quoted the Master Fund. UBS AG and MLIB will receive prime brokerage fees when each acts as prime broker for currency trades, such fees ranging from approximately $2 per million to $8 per million of notional currency transactions.

Trading Advisor	Quarterly performance fees

20% of the New Trading Profit attributable to the class of shares of the Master Fund in which the Fund invests. “New Trading Profit” equals any increase in the net asset value of the Fund’s investment in the Master Fund as of the current performance fee calculation date over the High Water Mark attributable to such investment. The “High Water Mark” attributable to the Fund’s investment in the Master Fund equals the highest net asset value of the Fund’s investment in the Master Fund after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Performance fees will be charged as of each calendar quarter end as well as on net redemptions from the Master Fund. Net asset value for purpose of calculating the performance fee does not include any interest earned by the Master Fund.

Since the management fees and performance fees will be charged at the Master Fund level, the Sponsor fee and any other expenses taken at the Fund level will not be deducted from the net asset value of the Master Fund for purposes of calculating the management fee or in determining the increase or decrease in net asset value of the Fund’s investment in the Master Fund for purposes of calculating the performance fee. The charging of these fees at the Master Fund level also means that the Sponsor fee will be charged on Net Asset Value of the Fund after reduction for the management fee and performance fee.

Trading Advisor and MLAI	Management fees

The Fund will pay a management fee equal to 1/12 of 2.0% of the month-end net assets (a 2.0% annual rate). The Trading Advisor has agreed to pay, or direct the Master Fund to pay, MLAI an amount equal to 25% of the Management Fee paid with respect to the first $200 million of Master Fund assets and 30% of the Management Fee paid with respect to Master Fund assets in excess of $200 million. These fees are in consideration of Merrill Lynch’s providing oversight, administrative, marketing support and client reporting services relating to the Fund, and for initial due diligence and manager selection.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  Futures accounts controlled by the Trading Advisor will be combined for position limit purposes, although the F/X traded by the Trading Advisor generally will not be subject to such limit.  The Trading Advisor could be required to liquidate positions held by the Master Fund in order to comply with such limits.  Any such liquidation could result in substantial costs to the Master Fund.  In the event that the Master Fund trades currency futures,, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)          Financial Information about Geographic Areas

The Master Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries. The Master Fund is organized under the laws of the Cayman Islands.

The Fund does not engage in the sales of goods or services.

Item 1A:             Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisor can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of the Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisor’s strategy performing with unprecedented volatility and risk.

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

F/X Forward Trading

The Fund may trade currencies in the F/X  Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor may use derivative instruments, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts,  swaps and options contracts sold short.  In entering into these contracts there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts’ becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than Investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the confidential, proprietary and/or systematic nature of the Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by the Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors. Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisor limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisor.  Trades for the Fund may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisor trades on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisor trades.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to private investment funds such as, the Fund from banks, dealers and other counterparties are typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining  any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of

America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B:             Unresolved Staff Comments

Not applicable.

Item 2:                      Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11h Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:                      Legal Proceedings

None.

Item 4:                      Mine Safety Disclosures

Not applicable.

PART II

Item 5:                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)                                 Holders:

As of December 31, 2012, there were 217 holders of Units including MLAI, with one Unit holder who owned 18.68% of the Fund’s Units, one Unit holder who owned 11.24% of the Fund’s Units, and one Unit holder who owned 5.62% of the Fund’s Units.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(a)                                                                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable.

(f)                                   Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder (although Class Z Units may be issued solely in reliance on the exemption provided by Section 4(2)).  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$151,125	151,125	$1.0000
Feb-12	375,371	371,691	1.0099
Mar-12	710,108	735,939	0.9649
Apr-12	918,388	999,878	0.9185
May-12	316,165	335,596	0.9421
Jun-12	376,862	403,234	0.9346
Jul-12	534,270	590,092	0.9054
Aug-12	77,848	83,287	0.9347
Sep-12	186,100	199,914	0.9309
Oct-12	451,234	491,808	0.9175
Nov-12	106,275	123,060	0.8636
Dec-12	48,749	57,789	0.8436
Jan-13	—	—	0.7842
Feb-13	73,125	97,918	0.7468

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	400,000	400,000	1.0000
Mar-12	1,409,348	1,476,375	0.9546
Apr-12	471,678	519,469	0.9080
May-12	1,192,328	1,281,384	0.9305
Jun-12	566,055	613,744	0.9223
Jul-12	237,887	266,451	0.8928
Aug-12	302,000	327,940	0.9209
Sep-12	115,464	125,996	0.9164
Oct-12	100,000	110,803	0.9025
Nov-12	206,727	243,581	0.8487
Dec-12	82,000	98,986	0.8284
Jan-13	—	—	0.7694
Feb-13	135,000	184,401	0.7321

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	1,000,000	1,000,000	1.0000
May-12	—	—	1.0270
Jun-12	—	—	1.0200
Jul-12	1,000,000	1,010,714	0.9894
Aug-12	—	—	1.0227
Sep-12	5,040,000	4,941,661	1.0199
Oct-12	—	—	1.0064
Nov-12	—	—	0.9484
Dec-12	750,000	808,451	0.9277
Jan-13	500,000	579,039	0.8635
Feb-13	250,000	303,656	0.8233

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$260,000	260,000	$1.0000
Feb-12	266,418	263,728	1.0102
Mar-12	677,212	701,410	0.9655
Apr-12	364,222	396,152	0.9194
May-12	924,750	980,231	0.9434
Jun-12	1,000	1,069	0.9361
Jul-12	115,000	126,764	0.9072
Aug-12	833,504	889,735	0.9368
Sep-12	750,000	803,514	0.9334
Oct-12	88,000	95,621	0.9203
Nov-12	2,440,875	2,817,261	0.8664
Dec-12	191,000	225,582	0.8467
Jan-13	50,000	63,500	0.7874
Feb-13	3,000	4,000.00	0.7500

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-12	$14,100,000	14,100,000	$1.0000
Feb-12	—	—	1.0111
Mar-12	—	—	0.9673
Apr-12	—	—	0.9220
May-12	—	—	0.9468
Jun-12	—	—	0.9404
Jul-12	—	—	0.9122
Aug-12	—	—	0.9428
Sep-12	—	—	0.9403
Oct-12	—	—	0.9278
Nov-12	—	—	0.8744
Dec-12	—	—	0.8553
Jan-13	—	—	0.7960
Feb-13	—	—	0.7590

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units and Class Z Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:                      Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the period ended December 31, 2012

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Management fees	$(405,678)
Other	(191,094)
Total net investment income (loss) allocated from Ortus Currency GWIM-AI Master Fund Ltd	(596,772)

FUND EXPENSES:
Sponsor fees	143,893
Other	427,141
Total Fund expenses	571,034

NET INVESTMENT INCOME PROFIT (LOSS)	(1,167,806)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Realized, net	(1,873,862)
Change in unrealized, net	(2,088,689)
Brokerage commissions	(70,324)
Net profit (loss) from derivative contracts (net of brokerage commissions on futures contracts of $70,324)	(4,032,875)

NET PROFIT (LOSS)	$(5,200,681)

Balance Sheet Data	December 31, 2012

Members’ Capital	$23,615,443
Net Asset Value per Series A Unit*	$0.7842
Net Asset Value per Series C Unit**	$0.7694
Net Asset Value per Series D Unit***	$0.8635
Net Asset Value per Series I Unit*	$0.7874
Net Asset Value per Series Z Unit*	$0.7960

*Units issued on January 1, 2012.
**Units issued on February 1, 2012.
***Units issued on April 1, 2012.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the period is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	$1.0099	$0.9649	$0.9185	$0.9421	$0.9346	$0.9054	$0.9347	$0.9309	$0.9175	$0.8636	$0.8436	$0.7842

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	$0.9546	$0.9080	$0.9305	$0.9223	$0.8928	$0.9209	$0.9164	$0.9025	$0.8487	$0.8284	$0.7694

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	$1.0270	$1.0200	$0.9894	$1.0227	$1.0199	$1.0064	$0.9484	$0.9277	$0.8635

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	$1.0102	$0.9655	$0.9194	$0.9434	$0.9361	$0.9072	$0.9368	$0.9334	$0.9203	$0.8664	$0.8467	$0.7874

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	$1.0111	$0.9673	$0.9220	$0.9468	$0.9404	$0.9122	$0.9428	$0.9403	$0.9278	$0.8744	$0.8553	$0.7960

ORTUS CURRENCY FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: January 3, 2012

Aggregate Subscriptions: $4,252,495

Current Capitalization:   $3,188,197

Worst Monthly Drawdown(2):  (7.04)% (December 2012)

Worst Peak-to-Valley Drawdown(3):  (22.35)% (February 2012 - December 2012)

Net Asset Value per Unit for Class A, December 31, 2012:   $0.7842

Monthly Rates of Return (4)
Month	2012
January	.99%
February	(4.46)
March	(4.81)
April	2.57
May	(0.80)
June	(3.12)
July	3.23
August	(0.40)
September	(1.44)
October	(5.87)
November	(2.32)
December	(7.04)
Compound Annual Rate of Return	(21.58)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 3, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 3, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (21.58)%.

ORTUS CURRENCY FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: February 1, 2012

Aggregate Subscriptions:    $5,083,487

Current Capitalization:   $3,615,923

Worst Monthly Drawdown(2):  (7.12)% (December 2012)

Worst Peak-to-Valley Drawdown(3):  (23.06)% (February 2012 - December 2012)

Net Asset Value per Unit for Class C, December 31, 2012:   $0.7694

Monthly Rates of Return (4)
Month	2012
January	—
February	(4.54)%
March	(4.88)
April	2.48
May	(0.88)
June	(3.20)
July	3.14
August	(0.48)
September	(1.52)
October	(5.96)
November	(2.39)
December	(7.12)
Compound Annual Rate of Return	(23.06)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since February 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since February 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (23.06)%.

ORTUS CURRENCY FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 1, 2012

Aggregate Subscriptions:  $7,790,000

Current Capitalization:   $6,701,343

Worst Monthly Drawdown(2):  (6.92)% (December 2012)

Worst Peak-to-Valley Drawdown(3):  (15.92)% (May 2012 - December 2012)

Net Asset Value per Unit for Class D, December 31, 2012:   $0.8635

Monthly Rates of Return (4)
Month	2012
January	—
February	—
March	—
April	2.7%
May	(0.68)
June	(3.00)
July	3.36
August	(0.27)
September	(1.32)
October	(5.76)
November	(2.18)
December	(6.92)
Compound Annual Rate of Return	(13.65)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (13.65)%.

ORTUS CURRENCY FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: January 3, 2012

Aggregate Subscriptions:   $6,911,981

Current Capitalization:   $5,752,019

Worst Monthly Drawdown(2):  (7.00)% (December 2012)

Worst Peak-to-Valley Drawdown(3):  (22.06)% (February 2012 - December 2012)

Net Asset Value per Unit for Class I, December 31, 2012:  $0.7874

Monthly Rates of Return (4)
Month	2012
January	1.02%
February	(4.42)
March	(4.77)
April	2.61
May	(0.77)
June	(3.09)
July	3.26
August	(0.37)
September	(1.41)
October	(5.86)
November	(2.27)
December	(7.00)
Compound Annual Rate of Return	(21.26)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 3, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 3, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (21.26)%.

ORTUS CURRENCY FUTURESACCESS LLC

(CLASS Z UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: January 3, 2012

Aggregate Subscriptions:   $14,100,000

Current Capitalization:   $4,357,961

Worst Monthly Drawdown(2):  (6.93)% (December 2012)

Worst Peak-to-Valley Drawdown(3):  (21.27)% (February 2012 - December 2012)

Net Asset Value per Unit for Class Z, December 31, 2012:  $0.7960

Monthly Rates of Return (4)
Month	2012
January	1.11%
February	(4.33)
March	(4.68)
April	2.70
May	(0.68)
June	(3.00)
July	3.36
August	(0.27)
September	(1.32)
October	(5.76)
November	(2.18)
December	(6.93)
Compound Annual Rate of Return	(20.40)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 3, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 3, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (20.40)%.

Item 7:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Master Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Master Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

OCM’s objective is to provide a positive return on capital by pursuing trading strategies focused on global currency-related investments.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

The Master Fund experienced a net trading loss of $6,883,776 for the year ended December 31, 2012.

Profits were posted to the Fund at the beginning of the first quarter.  January began with risky assets trading well from the first trading day. Moderate U.S. growth and better-than-expected China data helped spur a broad bounce in risk appetite. The three-year Long Term Recovery Organization financing provided by the European Central Bank, as well as dovish U.S. Federal Reserve statement (“keeping low rates at least through late 2014”) provided monetary stimuli to fuel the rally in risky assets. Pushing eight month highs, the Dow breached 12,800 while carry currencies such as the Brazilian real, Mexican peso and New Zealand dollar all appreciated against the U.S. dollar during the month of January. However, the European sovereign debt crisis remained a market focus. With a potential recession looming in Europe, Standard & Poor handed down sovereign downgrades with announcements of cuts to several Europe nations. At the end of January, the European Union Summit concluded with ratified treaties to the European Stability Mechanism and the announcement of a fiscal compact that further helped buoy the Euro. Losses were posted to the Fund in the middle of first the quarter. Fears over the sustainability of Greek Euro-zone membership was offset by continued central bank liquidity provision and accommodative monetary policy (Federal Open Market Committee Zero Interest Rate Policy extension, Long Term Recovery O2 and more conventional QE extension policies from the Bank of Japan, the Bank of England and a relative risk reduction cut from China). High beta currencies out-performed, a contrast to the weak performance from low-beta foreign exchange and traditional funding currencies (such as Japanese yen, U.S. dollar, Singapore dollar, Taiwan dollar, etc.). The increased risk sentiment was particularly acute in Japanese yen “crosses” with the Japanese yen falling in February against, among others, the Euro, British pound and Swiss franc. Spain remained an issue with severe fiscal tightening announced for 2012, German macro data was softer than expected and Ireland announced a referendum on the fiscal compact for May. Market reaction was swift as yields climbed higher across the curve and the U.S. dollar broadly stronger, supported to some degree by another round of favorable bank stress tests from the U.S. Federal Reserve. Market volatility continued to be moderate as the VIX fell to its lowest level since June 2007. With China lowering its gross domestic product growth target for 2012, hard commodity exporters were sold off. As a consequence, the Australian dollar, which is particularly vulnerable to a perceived slowdown in the mining boom, fell in March. The U.S. dollar’s resurgence was also prevalent in Emerging Market currencies, notably with the Brazilian real and Indian rupee down.

Profits were posted to the Fund at the beginning of the second quarter. Accordingly, both British sterling and the Singapore dollar traded well in April, both up against the U.S. dollar. Overall the G7 currencies traded within reasonably tight ranges, with the exception of the Japanese yen: while the Bank of Japan’s continued monetary easing was within market expectations, subsequent official comments implied a “wait-and-see” attitude to further actions, if any. The Japanese yen appreciated against the U.S. dollar and in the emerging markets, the Brazil real continued to depreciate down during April.  Losses were posted to the Fund in the middle of the second quarter. As prospects for a Greek exit came to the forefront, markets reacted quickly in an effort to price-in the risk. The S&P 500 fell while Spanish-German 10-year spreads hit a record. With European government bond-yields widening across the Mediterranean, there was a general flight-to-safety in the currency markets, with the U.S. dollar and the Japanese yen appreciating sharply. Noticeably, with the Swiss National Bank’s Euro/Swiss franc holding firm, the Swiss franc may have temporarily lost its safe-haven status. Also suffering were the New Zealand dollar, the Euro and the Australian dollar, respectively against the U.S. dollar with rising volatility. With disappointing U.K. data and prospects for a return to additional Bank of England stimulus, sterling depreciated against the U.S. dollar. In Asia, capital outflow pressure was evident; deterioration in India’s twin deficits sparked fears of a balance of payments crisis and pushed U.S. dollar/Indian rupee to a record high. The Russian ruble saw a large move in May, down against the U.S. dollar, reflecting the sharp adjustment in crude prices and wider risk aversion. Losses were posted to the Fund at the end of the second quarter.  The New Zealand dollar led the way among the G10, rising against the U.S. dollar, while the Australian dollar rose during June.  The Hungarian forint, Mexican peso and Polish zloty were up against the U.S. dollar.

Profits were posted to the Fund at the beginning of the third quarter due the Euro underperforming against the U.S. dollar; while sliding against the Australian dollar and the Japanese yen. The Norwegian krone fell against the Swedish krona over July which reflected Sweden’s improving economic data. Profits were posted to the Fund in the middle of the third quarter. In August, the Euro, Norwegian krone, and Swiss franc were all up against the U.S. dollar. Losses were posted to the Fund at the end of the third quarter. The U.S. dollar slipped while the Euro gained against the U.S. dollar. The commodity currencies managed to notch up minor gains, with the Australian and Canadian dollars up against the U.S. dollar.

Losses were posted to the Fund at the beginning of the fourth quarter. Losses year-to-date had come from Australian dollar earlier in the year due to the confluences of forces, both risk-on/risk-off sentiment as well as uncertainty on China’s economic and political picture. Also, losses on the Australian dollar have been outsized relative to the underlying size of the position the Fund has held.  Losses were posted to the Fund in the middle of the fourth quarter which primarily came from the Japanese yen. Greece remained a key issue in the eurozone. The passage of the 2013 budget through the Greek parliament clears the way theoretically for the Eurogroup finance ministers to amend Greece’s program and disburse the next tranche of cash. The eventual agreement provided more evidence of official sector willingness to compromise on these issues. As a result, there was a notable tightening in intra-EUR spreads and the Fund’s portfolio suffered a loss on the EUR position. Losses were posted to the Fund at the end of the fourth quarter. Losses primarily resulted from the Trading program’s position in the Japanese yen resulting from Japan’s lower house elections. In response, the Japanese yen weakened against the U.S. dollar and dominantly in the last two weeks of the year with lower liquidity. The dramatic move produced the biggest loss for the Fund in the month of December. Eurozone sentiment data improved slightly in Q4, with the composite PMI rising in November and a strong jump in the German ZEW survey. This, coupled with the U.S. fiscal cliff concerns, caused a rise in the EUR which effectively contributed to the remaining losses for December.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Master Fund’s trading activities and interest income.

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

During the period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Master Fund’s management fees and Fund’s Sponsor fees are a constant percentage of the Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The Performance Fees payable to OCM are based on the New Trading Profits generated by the Fund excluding interest and after reduction of the brokerage commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

Liquidity; Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Master Fund’s assets are held in cash. The Fund’s assets are substantially invested in the Master Fund. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Master Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of last day of any calendar month, upon providing at least ten days prior notice.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable redemption date.

As a commodity pool, the Master Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the sponsor Manager of the Master Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

Item 7A:             Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Master Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund, under the direction of OCM, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master Fund’s risk exposure in the various market sectors traded by the Master Fund is quantified below in terms of Value at Risk.  Due to the Master Fund’s fair value accounting, any loss in the fair value of the Master Fund’s open positions is directly reflected in the Master Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by Master the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Fund’s Trading Value at Risk in Different Market Sectors

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Currencies	$4,377,807	22.39%	$12,022,431	$1,252,680

Total	$4,377,807	22.39%	$12,022,431	$1,252,680

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Master Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Master Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at Bank of America. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and OCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following was the primary trading risk exposure of the Fund as of December 31, 2012, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2012.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese Yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at UBS AG. The Master Fund also holds U.S. dollars in cash at Bank of New York, which is in a non-interest bearing account to avail of the unlimited insurance coverage for bank deposits through December 31, 2012.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge OCM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that OCM has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring OCM with the market risk controls being applied by OCM itself.

Risk Management

OCM attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  OCM double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, OCM seeks to control overall risk as well as the risk of any one position, and OCM trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  OCM factors the point of exit into the decision to enter (stop loss).  The size of the Funds’ positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the OCM investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and OCM may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

OCM may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, OCM at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of OCM’s investment strategy.  At its discretion, OCM may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.

Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Master Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8:                      Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Four Quarters through December 31, 2012

	Fourth	Third	Second	First (2)
	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012
Total Income (Loss)	$(3,417,262)	$592,470	$(64,737)	$(1,143,346)
Total Expenses allocated from Ortus Currency GWIM-AI Master Fund Ltd	$168,928	$160,161	$143,879	$123,804
Total Expenses	216,245	142,259	116,074	96,456
Net Income (Loss)	$(3,802,435)	$290,050	$(324,690)	$(1,363,606)

Net Income (Loss) per weighted average Unit (1)	$(0.1349)	$0.0119	$(0.0161)	$(0.0843)

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

(2) Commencement of operations on January 3, 2012.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9:                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:             Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:    Other Information

Not applicable.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by OCM on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.  Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.00.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or limited liability company interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                              Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

On July 31, 2007, the CFTC issued an order against MLAI and its affiliate Merrill Lynch Investment Managers, L.P. (“MLIM”), to which MLAI and MLIM consented, containing findings, which the Sponsor and MLIM neither admitted nor denied, that MLAI and MLIM filed with the NFA a number of annual reports for commodity pools for which they acted as CPOs after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c).  MLIM and MLAI were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

(h)                             Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11:     Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2012 MLAI owned 5,474,522 Unit-equivalent member interests, which constituted 18.68% of the total Units outstanding, the principals of MLAI did not own any Units, and the Trading Advisor did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:     Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund may be BAC affiliates, including MLPF&S and MLIB.  The fees paid by the Fund to any BAC parties will be established by the BAC parties based on rates charged to similarly-situated customers rather that being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Fund may pay BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades.  The Fund pays MLAI sponsor fees, and management fees.

The Fund may maintain cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Partnership’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

In 2012 the Fund directly expensed:  (i) Brokerage Commissions of $0 to MLPF&S and $0 in management fees earned by OCM and MLAI, (ii) Sponsor Fees of $143,893 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business” “— Custody of Assets” and “—Cash Management and Interest” and “— Charges” and “— Description of Current Charges” for discussion regarding certain business dealings between BAC affiliates and the Fund.

(b)                                 Director Independence:

No person who served as a manager of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14:     Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $82,000 and $72,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2012 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the period ended December 31, 2012 and 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Not applicable.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:     Exhibits and Financial Statement Schedules

1.                                      Financial Statements (found in Exhibit 13.01):

2.                                      Financial Statements (found in Exhibit 13.02):

3.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

4.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

3.01	Certificate of Formation of Ortus Currency FuturesAccess LLC

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on March 14, 2012 (“Registration Statement”).

3.01	Amended and Restated Limited Liability Company Operating Agreement of Ortus Currency FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registration Statement..

10.01	F/X Prime Brokerage Reverse Give-Up Agreement among Merrill Lynch International Bank Ltd., UBS AG, Ortus Currency GWIM-AI Master Fund Ltd. and Ortus Capital Management Limited.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the Registration Statement.

10.02	Advisory Agreement among Ortus Currency GWIM-AI Master Fund Ltd., Merrill Lynch Alternative Investments LLC and Ortus Capital Management Limited.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

13.02	2012 Annual Report and Report of Independent Registered Public Accounting Firm for the Master Fund.

Exhibit 13.02:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTUS CURRENCY FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/ Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ORTUS CURRENCY FUTURESACCESS LLC

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02

Ortus Currency GWIM-AI Master Fund Ltd. Financial Statements as of and for the year ended December 31, 2012 and Report of Independent Registered Pubic Accounting Firm (Expressed in United States Dollars)

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.