Form 10-Q
period 2013-03-31
Ortus Currency FuturesAccess LLC
filed 2013-05-15
CIK 1535147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Four World Financial Center, 11TH Floor

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 31, 2013, 16,958,382 units of limited liability company interest were outstanding.

ORTUS CURRENCY FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:

Investment in Ortus Currency GWIM-AI Master Fund Ltd	$12,299,788	$23,611,477
Receivable from Ortus Currency GWIM-AI Master Fund Ltd	1,483,106	387,492
Cash	52,870	48,235
Other assets	—	100,000

TOTAL ASSETS	$13,835,764	$24,147,204

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$11,293	$17,488
Redemptions payable	1,483,106	387,492
Other liabilities	183,935	126,781

Total liabilities	1,678,334	531,761

MEMBERS’ CAPITAL:
Members’ Interest (16,958,382 Units and 29,305,443 Units outstanding; unlimited Units authorized)	12,157,430	23,615,443
Total members’ capital	12,157,430	23,615,443

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$13,835,764	$24,147,204

NET ASSET VALUE PER UNIT:
(Based on 16,958,382 Units and 29,305,443 Units outstanding, unlimited Units authorized)

Class A	$0.7040	$0.7842
Class C	$0.6889	$0.7694
Class D	$0.7780	$0.8635
Class I	$0.7076	$0.7874
Class Z	$0.7173	$0.7960

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:

Management fees	$(86,885)	$(77,708)
Interest income	3,136	—
Other	(55,352)	(46,096)

Total net investment income (loss) allocated from Ortus Currency GWIM-AI Master Fund Ltd	(139,101)	(123,804)

FUND EXPENSES:
Sponsor fees	40,492	8,362
Other	205,833	88,094
Total Fund expenses	246,325	96,456

NET INVESTMENT INCOME PROFIT (LOSS)	(385,426)	(220,260)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Realized, net	(3,634,903)	(60,005)
Change in unrealized, net	2,041,489	(1,068,857)
Brokerage commissions	(22,784)	(14,484)
Net profit (loss) from derivative contracts (net of brokerage commissions on futures contracts of $22,784)	(1,616,198)	(1,143,346)

NET PROFIT (LOSS)	$(2,001,624)	$(1,363,606)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,868,408	644,232
Class C*	4,519,484	1,138,188
Class D	4,574,052	—
Class I	4,845,553	669,622
Class Z	5,474,522	14,100,000

Net income (loss) per weighted average Unit
Class A	$(0.0812)	$(0.1248)
Class C*	$(0.0815)	$(0.0928)
Class D	$(0.0999)	$—
Class I	$(0.0890)	$(0.1153)
Class Z	$(0.0788)	$(0.0780)

*Units issued on February 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013
Class A	151,125	1,107,630	—	1,258,755	4,065,321	97,918	(764,153)	3,399,086
Class C*	400,000	1,476,375	—	1,876,375	4,699,376	283,355	(1,544,788)	3,437,943
Class D**	—	—	—	—	7,760,826	882,695	(5,952,375)	2,691,146
Class I	260,000	965,138	—	1,225,138	7,305,398	67,500	(5,417,213)	1,955,685
Class Z	14,100,000	—	(3,308,026)	10,791,974	5,474,522	—	—	5,474,522

Total Members’ Units	14,911,125	3,549,143	(3,308,026)	15,152,242	29,305,443	1,331,468	(13,678,529)	16,958,382

*Units issued on February 1, 2012.

**Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital March 31, 2013
Class A	$151,125	$1,085,479	$—	$(80,382)	$1,156,222	$3,188,197	$73,125	$(555,429)	$(314,155)	$2,391,738
Class C*	400,000	1,409,348	—	(105,606)	1,703,742	3,615,923	205,000	(1,087,018)	(368,124)	2,365,781
Class D**	—	—	—	—	—	6,701,343	750,000	(4,900,590)	(456,946)	2,093,807
Class I	260,000	943,630	—	(77,202)	1,126,428	5,752,019	53,000	(3,994,477)	(431,102)	1,379,440
Class Z	14,100,000	—	(3,050,000)	(1,100,416)	9,949,584	4,357,961	—	—	(431,297)	3,926,664

Total Members’ Capital	$14,911,125	$3,438,457	$(3,050,000)	$(1,363,606)	$13,935,976	$23,615,443	$1,081,125	$(10,537,514)	$(2,001,624)	$12,157,430

*Units issued on February 1, 2012.

**Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class Z
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7842	$0.7694	$0.8635	$0.7874	$0.7960

Net realized and net change in unrealized trading profit (loss)	(0.0611)	(0.0599)	(0.0673)	(0.0614)	(0.0621)
Brokerage commissions	(0.0010)	(0.0010)	(0.0011)	(0.0010)	(0.0010)
Interest income, net	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0182)	(0.0197)	(0.0172)	(0.0175)	(0.0157)

Net asset value, end of period	$0.7040	$0.6889	$0.7780	$0.7076	$0.7173

Total Return: (b)

Total return before Performance fees	-10.23%	-10.46%	-9.90%	-10.14%	-9.90%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-10.23%	-10.46%	-9.90%	-10.14%	-9.90%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.50%	2.75%	2.13%	2.40%	2.13%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.50%	2.75%	2.13%	2.40%	2.13%

Net investment income (loss)	-2.48%	-2.73%	-2.11%	-2.38%	-2.11%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C*	Class I	Class Z
Per Unit Operating Performance:

Net asset value at time of initial offering	$1.0000	$1.0000	$1.0000	$1.0000

Net realized and net change in unrealized trading profit	(0.0724)	(0.0846)	(0.0724)	(0.0725)
Brokerage commissions	0.0000	0.0000	0.0000	0.0000
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0091)	(0.0074)	(0.0082)	(0.0055)

Net asset value, end of period	$0.9185	$0.9080	$0.9194	$0.9220

Total Return: (b)

Total return before Performance fees	-8.15%	-9.20%	-8.06%	-7.80%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.15%	-9.20%	-8.06%	-7.80%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.93%	0.77%	0.83%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	0.77%	0.83%	0.56%

Net investment income (loss)	-0.93%	-0.77%	-0.83%	-0.56%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

*Units issued on February 1, 2012.

See notes to financial statements.

 ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ortus Currency FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) Fund, was organized under the Delaware Limited Liability Company Act on September 12, 2011 and commenced trading activities on January 3, 2012. The Fund is part of a master-feeder structure that invests substantially all of its assets through Ortus Currency GWIM-AI Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. Ortus Currency Participation Fund Ltd. also invests substantially all of its assets through the Master Fund.  The Master Fund initially will implement trading currency spot and forward contracts (“F/X”) but may utilize currency futures contracts or other instruments in the future. Ortus Capital Management Limited (“Ortus”) is the trading advisor of the Master Fund. The trading advisor trades the Ortus Currency Strategy Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is also the sponsor of the Master Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

UBS AG is the primary foreign exchange (“F/X”) prime broker for the Master Fund (“UBS”).  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International Bank Ltd. (“MLIB”). MLIB, which previously acted as primary F/X prime broker for the Master Fund, will act as back-up F/X prime broker for the Master Fund.  MLIB’s role as back-up F/X prime broker will allow the Master Fund to use MLIB as F/X prime broker, including as the primary F/X prime broker, should the Sponsor decide such re-engagement is necessary.  Under normal circumstances, however, UBS will act as the primary and sole F/X prime broker to the Master Fund.   MLIB is a BAC affiliate.

The Sponsor expects that Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) will act as the exclusive clearing broker for the Master Fund in the event the Fund trades futures, although the Sponsor may select other parties as clearing broker(s).  MLPF&S is a BAC affiliate.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2013 and December 31, 2012 the results of its operations for the three months ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for the for the three month periods ended March 31, 2013  and 2012 were $5,096 and $3,178, respectively.

2.              INVESTMENT IN MASTER FUND

The Master Fund’s Statement of Financial Condition and Schedule of Investments as of March 31, 2013 and December 31, 2012 and the Statements of Operations for the three months ended March 31, 2013 and 2012 are presented below.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash	$6,207,730	$9,912,150
Net unrealized profit on open forwards contracts	1,671,407	—
Cash	19,138,802	32,728,023
Other assets	51,004	51,461

TOTAL ASSETS	$27,068,943	$42,691,634

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Net unrealized loss on open forwards contracts	$1,646,509	$3,556,165
Advisory fees payable	42,019	64,945
Redemptions payable	2,081,457	1,492,274
Other liabilities	125,787	168,678

Total liabilities	3,980,772	5,282,062

Shareholders Equity:
Shareholders Equity (31,147,290 Units and 46,071,064 Units outstanding, unlimited Units authorized)	23,088,171	37,409,572
Total shareholders’ equity	23,088,171	37,409,572

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,068,943	$42,691,634

NET ASSET VALUE PER UNIT:

Class DA	$0.7412	$0.8120
Class DI	$0.7412	$0.8119

See notes to financial statements.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$(6,208,303)	$(91,508)
Change in unrealized, net	3,581,063	(2,231,100)
Brokerage commissions	(39,030)	(30,000)

Total trading profit (loss), net	(2,666,270)	(2,352,608)

INVESTMENT INCOME (EXPENSE):
Interest, net	3,425	—

EXPENSES:
Management fee	147,283	160,843
Other	92,757	95,466
Total expenses	240,040	256,309

NET INVESTMENT INCOME (LOSS)	(236,615)	(256,309)

NET INCOME (LOSS)	$(2,902,885)	$(2,608,917)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	22,837,388	16,031,110
Class DI	15,925,160	17,134,055

Net income (loss) per weighted average Unit
Class DA	$(0.0769)	$(0.0790)
Class DI	$(0.0721)	$(0.0783)

See notes to financial statements.

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statement of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	7,892,817,341	$(1,646,509)	-7.13%	(2,778,881,614)	$1,671,407	7.24%	$24,898	0.11%	April 2013 - September 2013

Total		$(1,646,509)	-7.13%		$1,671,407	7.24%	$24,898	0.11%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	12,969,770,090	$(2,347,279)	-6.27%	(3,605,586,050)	$(1,208,886)	-3.23%	$(3,556,165)	-9.50%	January 2013 - September 2013

Total		$(2,347,279)	-6.27%		$(1,208,886)	-3.23%	$(3,556,165)	-9.50%

No individual contract’s unrealized profit or loss comprised greater than 5% of Shareholders’ Equity as of March 31, 2013 and December 31, 2012. However the U.S. dollar/Japanese yen forward currency contracts, in aggregate with a combined notional of 3,562,669,833 and varying expiration dates are 6.15% of Shareholders’ Equity for year end December 31, 2012. For the period ended March 31, 2013, the Turkish lira/U.S. dollar forward currency contracts, in aggregate with a combined notional of 2,414,049,358 and varying expiration dates are 7.25% of Shareholders’ Equity.

3.   FAIR VALUE OF INVESTMENTS IN THE MASTER FUND

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statement of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported on the Statement of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments, in the Master Fund, measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Master Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Master Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Master Fund determined that Level II investments would include its forward and certain futures contracts.

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

Forwards
Long	$(1,646,509)	$—	$(1,646,509)	$—
Short	1,671,407	—	1,671,407	—
	$24,898	$—	$24,898	$—

March 31, 2013	$24,898	$—	$24,898	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

Forwards
Long	$(2,347,279)	$—	$(2,347,279)	$—
Short	(1,208,886)	—	(1,208,886)	—
	$(3,556,165)	$—	$(3,556,165)	$—

December 31, 2012	$(3,556,165)	$—	$(3,556,165)	$—

The Master Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013 or the year ended December 31, 2012.

The Master Fund primarily trades F/X forward contracts, but may utilize currency futures contracts or other instruments in the future. Such contracts meet the definition of a derivative as noted in the ASC for guidance accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statement of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Master Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Master Fund maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by type/commodity industry sector on derivative instruments for the three month periods ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Currencies	$(2,627,240)	$(2,322,608)

Total	$(2,627,240)	$(2,322,608)

The Master Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, other BAC entities or UBS AG.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.   MARKET AND CREDIT RISKS

The Fund is affected by the market and credit risks to which the Master Fund is subject.

The following is the Market and Credit Risk of the Master Fund.

The nature of the Master Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Ortus, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Master Fund’s market exposure, MLAI may urge Ortus to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Ortus.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statement of Financial Condition. The Master Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and UBS AG as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and UBS AG (which each includes a netting arrangement), MLPF&S or UBS AG, respectively, has the right to net receivables and payables.

Indemnifications

In the normal course of business the Master Fund has entered, or may in the future enter, into agreements, that obligate the Master Fund to indemnify third parties, including affiliates of the Master Fund, for breach of certain representations and warranties made by the Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Master Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

The Fund has a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent perform the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Fund for the three month periods ended March 31, 2013 and 2012 amounted to $899 and $801, respectively, of which $729 and $1,064 was payable to the Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Sponsor fees as presented on the Statement of Operations are all received from or paid to related parties. Of the $3,425 of net interest income presented on the Master Fund’s Statement of Operations, $44 was earned from cash held in a commodity trading account held with a related party. Of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Master Fund’s Statement of Financial Condition, $335,334 in cash and $0 net unrealized profit/loss is held with a related party.

6.   SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2012	$1.0099	$0.9649	$0.9185
2013	$0.7468	$0.7222	$0.7040

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2012	n/a	$0.9546	$0.9080
2013	$0.7321	$0.7074	$0.6889

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2012	n/a	n/a	n/a
2013	$0.8233	$0.7972	$0.7780

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2012	$1.0102	$0.9655	$0.9194
2013	$0.7500	$0.7256	$0.7076

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.
2012	$1.0111	$0.9673	$0.9220
2013	$0.7590	$0.7349	$0.7173

Liquidity and Capital Resources

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

For the three months ended March 31, 2013, Fund capital decreased 48.52% from $23,615,443 to $12,157,430.  This decrease was attributable to the net loss from operations of $2,001,624 coupled with the redemption of 13,678,529 Redeemable Units resulting in an outflow of $10,537,514.  The cash outflow was offset with cash inflow of $1,081,125 due to subscriptions of 1,331,468 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012, although the Fund has not yet made any tax filings related to 2012.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.  The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Master Fund experienced a net trading loss of $2,627,240 in the first quarter of 2013.

Losses were posted to the Fund at the beginning of the quarter as markets continued to significantly focus on Japanese politics and policy announcements. Losses were posted to the Fund at the beginning of the quarter as markets continued to significantly focus on Japanese politics and policy announcements. The new Abe government unveiled a fiscal package. This was accompanied by a shift in monetary policy with the Bank of Japan set to undertake asset purchases and doubling its inflation target to 2%; asset purchases are apparently set to continue until this inflation target is met. This led to a further weakening of the Japanese yen The Japanese yen weakened, resulting in a large negative impact on the Trading Program’s portfolio during January.  Losses were posted to the Fund in the middle of the quarter. The Bank of England inflation report projects that inflation will remain above the 2%

target for the next two years, but despite this, there is increasing support for expanded QE and additional monetary easing to boost growth.  Moody’s downgraded the UK from AAA to Aa1 in February and sterling has weakened so far this year.  Political tensions heightened in Italy after the parliamentary elections. The market was disappointed as peripheral bond spreads widened anew an inconclusive and downright market-unfriendly outcome, with a weak coalition at best and possibly a new election in coming months. The Emerging Market central banks are still in easing mode. Colombia, Poland and Hungary cut rates, while the Mexican central bank has alluded to rate easing. In the G10 world, and European Central Bank and Bank of England aside, the Royal Bank of Australia left the cash rate unchanged, but hints at further rate cuts to come. Losses were posted to the Fund at the end of the quarter as European policy uncertainty heightened in March. Cyprus came to the forefront of global markets as the EU bailout deal proposed an immediate one-off deposit levy, sparking fears of bank runs and capital flight, not only from Cyprus, but from any troubled sovereign (and  particularly those with  outsized banking sectors relative to  GDP, i.e. Malta and Luxembourg).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the three month period ended March 31, 2013 and 2012 the Master Fund’s average Month-end Net Asset Value was approximately $25,274,240 and $30,048,608, respectively.

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Currencies	$(2,627,240)	$(2,322,608)

Total	$(2,627,240)	$(2,322,608)

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

The following were the primary trading risk exposures of the Master Fund as of March 31, 2013, by market sector.

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

The following were the only non-trading risk exposures of the Master Fund as of March 31, 2013.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese yen, Australian dollar, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at UBS AG. The Master Fund also holds U.S. dollars in cash at Bank of New York, which is in a non-interest bearing account to avail of the unlimited insurance coverage for bank deposits through March 31, 2013.

Item 4. Controls and Procedures

MLAI, the Sponsor of Ortus Currency FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7842
Feb-13	73,125	97,918	0.7468
Mar-13	—	—	0.7222
Apr-13	24,375	34,433	0.7040

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7694
Feb-13	135,000	184,401	0.7321
Mar-13	70,000	98,954	0.7074
Apr-13	—	—	0.6889

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$500,000	579,039	$0.8635
Feb-13	250,000	303,656	0.8233
Mar-13	—	—	0.7972
Apr-13	—	—	0.7780

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$50,000	63,500	$0.7874
Feb-13	3,000	4,000	0.7500
Mar-13	—	—	0.7256
Apr-13	218,000	306,395	0.7076

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7960
Feb-13	—	—	0.7590
Mar-13	—	—	0.7349
Apr-13	—	—	0.7173

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02: Are filed herewith.

32.01 and

32.02 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statement of Financial Condition (ii) Statement of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTUS CURRENCY FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)