Form 10-Q
period 2013-06-30
Ortus Currency FuturesAccess LLC
filed 2013-08-14
CIK 1535147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 14,297,573 units of limited liability company interest were outstanding.

ORTUS CURRENCY FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

Table ofContents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:

Investment in Ortus Currency GWIM-AI Master Fund Ltd	$9,590,025	$23,611,477
Receivable from Ortus Currency GWIM-AI Master Fund Ltd	1,205,556	387,492
Cash	60,186	48,235
Other assets	—	100,000

TOTAL ASSETS	$10,855,767	$24,147,204

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$7,726	$17,488
Redemptions payable	1,155,556	387,492
Other liabilities	197,541	126,781

Total liabilities	1,360,823	531,761

MEMBERS’ CAPITAL:
Members’ Interest (14,297,573 Units and 29,305,443 Units outstanding; unlimited Units authorized)	9,494,944	23,615,443
Total members’ capital	9,494,944	23,615,443

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$10,855,767	$24,147,204

NET ASSET VALUE PER UNIT:
(Based on 14,297,573 Units and 29,305,443 Units outstanding, unlimited Units authorized)

Class A	$0.6528	$0.7842
Class C	$0.6373	$0.7694
Class D	$0.7242	$0.8635
Class I	$0.6568	$0.7874
Class Z	$0.6676	$0.7960

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:

Management fees	$(57,081)	$(93,071)	$(143,966)	$(170,779)
Interest income	908	—	4,044
Other	(46,323)	(50,808)	(101,675)	(96,904)

Total net investment income (loss) allocated from Ortus Currency GWIM-AI Master Fund Ltd	(102,496)	(143,879)	(241,597)	(267,683)

FUND EXPENSES:
Sponsor fees	25,323	34,467	65,815	42,829
Other	77,398	81,607	283,231	169,701
Total Fund expenses	102,721	116,074	349,046	212,530

NET INVESTMENT INCOME PROFIT (LOSS)	(205,217)	(259,953)	(590,643)	(480,213)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM ORTUS CURRENCY GWIM-AI MASTER FUND LTD:
Realized, net	(349,935)	(1,035,763)	(3,984,838)	(1,095,768)
Change in unrealized, net	(324,605)	986,631	1,716,884	(82,226)
Brokerage commissions	45,418	(15,607)	22,634	(30,091)
Net profit (loss) from derivative contracts	(629,122)	(64,739)	(2,245,320)	(1,208,085)

NET PROFIT (LOSS)	$(834,339)	$(324,692)	$(2,835,963)	$(1,688,298)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,703,597	2,613,326	3,286,003	1,628,779
Class C*	3,511,044	3,427,515	4,015,264	2,511,784
Class D**	2,691,146	1,000,000	3,632,599	1,000,000
Class I	2,205,325	2,275,134	3,525,439	1,472,378
Class Z	5,474,522	10,791,974	5,474,522	12,445,987

Net income (loss) per weighted average Unit
Class A	$(0.0501)	$(0.0204)	$(0.1368)	$(0.0821)
Class C*	$(0.0509)	$(0.0293)	$(0.1362)	$(0.0820)
Class D**	$(0.0518)	$(0.0106)	$(0.1642)	$(0.0106)
Class I	$(0.0495)	$(0.0243)	$(0.1532)	$(0.0900)
Class Z	$(0.0496)	$(0.0097)	$(0.1284)	$(0.0969)

*Units issued on February 1, 2012.

**Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013
Class A	151,125	2,846,338	(52,789)	2,944,674	4,065,321	174,835	(1,986,221)	2,253,935
Class C*	400,000	3,890,972	(161,128)	4,129,844	4,699,376	610,152	(2,236,793)	3,072,735
Class D**	1,000,000	—	—	1,000,000	7,760,826	882,695	(6,952,375)	1,691,146
Class I	260,000	2,342,590	—	2,602,590	7,305,398	459,143	(5,959,306)	1,805,235
Class Z	14,100,000	—	(3,308,026)	10,791,974	5,474,522	—	—	5,474,522

Total Members’ Units	15,911,125	9,079,900	(3,521,943)	21,469,082	29,305,443	2,126,825	(17,134,695)	14,297,573

*Units issued on February 1, 2012.

**Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2013
Class A	$151,125	$2,696,894	$(48,097)	$(133,744)	$2,666,178	$3,188,197	$126,750	$(1,394,106)	$(449,480)	$1,471,361
Class C*	400,000	3,639,409	(146,259)	(206,065)	3,687,085	3,615,923	425,000	(1,535,734)	(546,922)	1,958,267
Class D**	1,000,000	—	—	(10,559)	989,441	6,701,343	750,000	(5,630,190)	(596,391)	1,224,762
Class I	260,000	2,233,602	—	(132,455)	2,361,147	5,752,019	330,000	(4,356,256)	(540,158)	1,185,605
Class Z	14,100,000	—	(3,050,000)	(1,205,475)	9,844,525	4,357,961	—	—	(703,012)	3,654,949

Total Members’ Capital	$15,911,125	$8,569,905	$(3,244,356)	$(1,688,298)	$19,548,376	$23,615,443	$1,631,750	$(12,916,286)	$(2,835,963)	$9,494,944

*Units issued on February 1, 2012.

**Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class Z
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7040	$0.6889	$0.7780	$0.7076	$0.7173

Net realized and net change in unrealized trading profit (loss)	(0.0394)	(0.0385)	(0.0435)	(0.0396)	(0.0401)
Brokerage commissions	0.0026	0.0025	0.0028	0.0026	0.0026
Interest income, net	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0145)	(0.0157)	(0.0132)	(0.0139)	(0.0123)

Net asset value, end of period	$0.6528	$0.6373	$0.7242	$0.6568	$0.6676

Total Return: (b)

Total return before Performance fees	-7.21%	-7.40%	-6.63%	-7.06%	-6.89%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.21%	-7.40%	-6.63%	-7.06%	-6.89%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.70%	2.90%	2.07%	2.53%	2.35%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.70%	2.90%	2.07%	2.53%	2.35%

Net investment income (loss)	-2.69%	-2.89%	-2.07%	-2.53%	-2.34%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class Z
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7842	$0.7694	$0.8635	$0.7874	$0.7960

Net realized and net change in unrealized trading profit (loss)	(0.1005)	(0.0984)	(0.1109)	(0.1010)	(0.1022)
Brokerage commissions	0.0016	0.0016	0.0018	0.0016	0.0016
Interest income, net	0.0002	0.0002	0.0002	0.0002	0.0002
Expenses	(0.0327)	(0.0355)	(0.0304)	(0.0314)	(0.0280)

Net asset value, end of period	$0.6528	$0.6373	$0.7242	$0.6568	$0.6676

Total Return: (b)

Total return before Performance fees	-16.74%	-17.11%	-15.90%	-16.52%	-16.13%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-16.74%	-17.11%	-15.90%	-16.52%	-16.13%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	4.64%	5.09%	3.65%	4.38%	3.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	4.64%	5.09%	3.65%	4.38%	3.93%

Net investment income (loss)	-4.62%	-5.07%	-3.63%	-4.36%	-3.90%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class Z
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9185	$0.9080	$1.0000	$0.9194	$0.9220

Net realized and net change in unrealized trading profit (loss)	(0.0056)	(0.0055)	(0.0061)	(0.0056)	(0.0057)
Brokerage commissions	0.0000	0.0000	0.0000	0.0000	0.0000
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0075)	(0.0097)	(0.0045)	(0.0066)	(0.0041)
					—
Net asset value, end of period	$0.9054	$0.8928	$0.9894	$0.9072	$0.9122

Total Return: (b)

Total return before Performance fees	-1.43%	-1.67%	-1.06%	-1.33%	-1.06%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.43%	-1.67%	-1.06%	-1.33%	-1.06%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.81%	1.06%	0.44%	0.71%	0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.81%	1.06%	0.44%	0.71%	0.44%

Net investment income (loss)	-0.81%	-1.06%	-0.44%	-0.71%	-0.44%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

*Units issued on April 1, 2012.

See notes to financial statements.

ORTUS CURRENCY FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C*	Class D**	Class I	Class Z
Per Unit Operating Performance:

Net asset value at time of initial offering	$1.0000	$1.0000	$1.0000	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0780)	(0.0901)	(0.0061)	(0.0780)	(0.0782)
Brokerage commissions	0.0000	0.0000	0.0000	0.0000	0.0000
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0166)	(0.0171)	(0.0045)	(0.0148)	(0.0096)
					—
Net asset value, end of period	$0.9054	$0.8928	$0.9894	$0.9072	$0.9122

Total Return: (b)

Total return before Performance fees	-9.46%	-10.72%	-1.06%	-9.28%	-8.78%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.46%	-10.72%	-1.06%	-9.28%	-8.78%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.74%	1.83%	0.44%	1.54%	1.00%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.74%	1.83%	0.44%	1.54%	1.00%

Net investment income (loss)	-1.74%	-1.83%	-0.44%	-1.54%	-1.00%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ortus Currency FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) Fund, was organized under the Delaware Limited Liability Company Act on September 12, 2011 and commenced trading activities on January 3, 2012. The Fund is part of a master-feeder structure that invests substantially all of its assets through Ortus Currency GWIM-AI Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. Ortus Currency Participation Fund Ltd. also invests substantially all of its assets through the Master Fund.  Ortus Capital Management Limited (“Ortus”) is the trading advisor of the Master Fund. The trading advisor trades the Ortus Currency Strategy (the “Trading Program”) for the Fund.  The Trading Advisor currently implements the Trading Program primarily by trading currency spot and forward contracts (“F/X”) but may utilize currency futures contracts or other instruments in the future.  References to the Fund’s activities, expenses and portfolio herein include those of the Master Fund, unless the context requires otherwise.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is also the sponsor of the Master Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

UBS AG is the primary F/X prime broker for the Master Fund (“UBS”).  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International Bank Ltd. (“MLIB”). MLIB, which previously acted as primary F/X prime broker for the Master Fund, will act as back-up F/X prime broker for the Master Fund.  MLIB’s role as back-up F/X prime broker will allow the Master Fund to use MLIB as F/X prime broker, including as the primary F/X prime broker, should the Sponsor decide such re-engagement is necessary.  Under normal circumstances, however, UBS will act as the primary and sole F/X prime broker to the Master Fund.   MLIB is a BAC affiliate.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Accrued costs incurred for the six month periods ended June 30, 2013 and 2012 were $10,192 and $8,274, respectively.

2.              INVESTMENT IN MASTER FUND

The Master Fund’s Statement of Financial Condition and Schedule of Investments as of June 30, 2013 and December 31, 2012 and the Statements of Operations for the three and six months ended June 30, 2013 and 2012 are presented below.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash	$5,551,519	$9,912,150
Net unrealized profit on open forwards contracts	683,088	—
Cash	15,600,149	32,728,023
Other assets	50,436	51,461

TOTAL ASSETS	$21,885,192	$42,691,634

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Net unrealized loss on open forwards contracts	$1,271,456	$3,556,165
Advisory fees payable	34,096	64,945
Redemptions payable	1,205,556	1,492,274
Other liabilities	156,198	168,678

Total liabilities	2,667,306	5,282,062

Shareholders Equity:
Shareholders Equity (27,601,776 Units and 46,071,064 Units outstanding, unlimited Units authorized)	19,217,886	37,409,572
Total shareholders’ equity	19,217,886	37,409,572

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,885,192	$42,691,634

NET ASSET VALUE PER UNIT:

Class DA	$0.6962	$0.8120
Class DI	$0.6962	$0.8119

See notes to financial statements.

ORTUS CURRENCY GWIM-AI MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(658,489)	$(2,039,969)	$(6,866,792)	$(2,131,477)
Change in unrealized, net	(613,265)	2,027,542	2,967,797	(203,559)
Brokerage commissions	84,800	(30,000)	45,770	(60,000)

Total trading profit (loss), net	(1,186,954)	(42,427)	(3,853,225)	(2,395,036)

INVESTMENT INCOME (EXPENSE):
Interest, net	1,711	2	5,136	2

EXPENSES:
Management fee	107,655	178,722	254,938	339,565
Other	87,388	97,660	180,145	193,126
Total expenses	195,043	276,382	435,083	532,691

NET INVESTMENT INCOME (LOSS)	(193,332)	(276,380)	(429,947)	(532,689)

NET INCOME (LOSS)	$(1,380,286)	$(318,807)	$(4,283,172)	$(2,927,725)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	16,104,864	19,768,511	19,471,126	17,899,810
Class DI	14,273,866	18,178,625	15,099,513	17,656,340

Net income (loss) per weighted average Unit
Class DA	$(0.0454)	$(0.0106)	$(0.1277)	$(0.0824)
Class DI	$(0.0454)	$(0.0061)	$(0.1190)	$(0.0822)

See notes to financial statements.

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statement of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	12,779,157,689	$(1,271,456)	-6.62%	(9,908,450,349)	$683,088	3.55%	$(588,368)	-3.07%	July 2013 - September 2013

Total		$(1,271,456)	-6.62%		$683,088	3.55%	$(588,368)	-3.07%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Currencies	12,969,770,090	$(2,347,279)	-6.27%	(3,605,586,050)	$(1,208,886)	-3.23%	$(3,556,165)	-9.50%	January 2013 - September 2013

Total		$(2,347,279)	-6.27%		$(1,208,886)	-3.23%	$(3,556,165)	-9.50%

No individual contract’s unrealized profit or loss comprised greater than 5% of Shareholders’ Equity as of June 30, 2013 and December 31, 2012. However the U.S. dollar/Japanese yen forward currency contracts, in aggregate with a combined notional of 3,562,669,833 and varying expiration dates are 6.15% of Shareholders’ Equity for year end December 31, 2012.

3.              FAIR VALUE OF INVESTMENTS IN THE MASTER FUND

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported on the Statements of Operations.

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

Where the Master Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Master Fund determined that Level II investments would include its forward contracts.

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

Forwards
Long	$(1,271,456)	$—	$(1,271,456)	$—
Short	683,088	—	683,088	—
	$(588,368)	$—	$(588,368)	$—

June 30, 2013	$(588,368)	$—	$(588,368)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

Forwards
Long	$(2,347,279)	$—	$(2,347,279)	$—
Short	(1,208,886)	—	(1,208,886)	—
	$(3,556,165)	$—	$(3,556,165)	$—

December 31, 2012	$(3,556,165)	$—	$(3,556,165)	$—

The Master Fund’s volume of trading forwards as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three and six month periods ended June 30, 2013 or the year ended December 31, 2012.

The Master Fund primarily trades F/X forward contracts, but may utilize currency futures contracts or other instruments in the future. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Master Fund presents their forward contract amounts gross on the Statement of Financial Condition. The Master Fund maintains margin deposits and cash collateral with its forward brokers, respectively, in amounts determined by the respective broker.  At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on forward contracts.

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by type/commodity industry sector on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Currencies	$(1,271,754)	$(3,898,995)

Total	$(1,271,754)	$(3,898,995)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Currencies	$(12,427)	$(2,335,036)

Total, net	$(12,427)	$(2,335,036)

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

4.              MARKET AND CREDIT RISKS

The Fund is affected by the market risks and credit risks to which the Master Fund is subject.  The following is certain market risk and credit risk of the Master Fund.

The nature of the Master Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Master Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Master Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Ortus, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Master Fund’s market exposure, MLAI may urge Ortus to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Ortus.

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

The Master Fund, in its normal course of business, enters into various contracts, with UBS AG as its foreign currency forward counterpart.  Pursuant to the arrangements with UBS AG (which includes a netting arrangement) has the right to net receivables and payables.

Indemnifications

In the normal course of business the Master Fund has entered, or may in the future enter, into agreements, that obligate the Master Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Master Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services is based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $582 and $835, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013 and 2012 amounted to $1,480 and $1,635, respectively, of which $371 and $1,064 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Sponsor fees as presented on the Statement of Operations are paid to related parties. Of the $5,136 of net interest income presented on the Master Fund’s Statement of Operations, $86 was earned from cash held in a commodity trading account held with a related party. Of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Master Fund’s Statement of Financial Condition, $334,764 in cash and $0 net unrealized profit/loss is held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements. Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

7.              SUBSEQUENT EVENTS

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on the last calendar day of each month and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date will generally equal the value of the Fund’s investment in the Master Fund as of such date, plus any other assets held by the Fund, minus Sponsor’s fees, organizational expense amortization and any operating costs and other liabilities of the Fund. The net asset value of the Fund’s investment in the Master Fund will reflect reduction (at the Master Fund level) for accrued brokerage commissions, managements fees and performance fees, trading liabilities and any operating costs and other liabilities of the Master Fund. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0099	$0.9649	$0.9185	0.9421	0.9346	0.9054
2013	$0.7468	$0.7222	$0.7040	$0.6885	$0.6647	$0.6528

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2012	n/a	$0.9546	$0.9080	0.9305	0.9223	0.8928
2013	$0.7321	$0.7074	$0.6889	$0.6732	$0.6495	$0.6373

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2012	n/a	n/a	n/a	1.0270	1.0200	0.9894
2013	$0.8233	$0.7972	$0.7780	$0.7618	$0.7365	$0.7242

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0102	$0.9655	$0.9194	0.9434	0.9361	0.9072
2013	$0.7500	$0.7256	$0.7076	$0.6921	$0.6685	$0.6568

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0111	$0.9673	$0.9220	0.9468	0.9404	0.9122
2013	$0.7590	$0.7349	$0.7173	$0.7023	$0.6790	$0.6676

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

As a commodity pool, the Master Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Master Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the sponsor of the Master Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

For the six months ended June 30, 2013, Fund capital decreased 59.79% from $23,615,443 to $9,494,944.  This decrease was attributable to the net loss from operations of $2,835,963 coupled with the redemption of 17,134,695 Redeemable Units resulting in an outflow of $12,916,286.  The cash outflow was offset with cash inflow of $1,631,750 due to subscriptions of 2,126,825 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Master Fund experienced a net trading loss of $1,271,754 in the second quarter of 2013.

Losses were posted to the Fund at the beginning of the quarter. Eurozone inflation moved lower in April, while disappointments in economic data, especially in Germany, saw expectations  for  further  European Central Bank policy  easing  rise  in  the  month.  The ZEW, PMI and IFO surveys disappointed consensus forecasts.  Weak inflation and growth data were also seen in the U.S. in April with consensus disappointing Growth Domestic Product, Retail sales, Institute for Supply Management, Consumer Price Index and non-farm Payrolls reports, all of which dimmed the outlook into the Federal Reserve’s April meeting. Weaker  growth  momentum  was evident  in the slew of data  out of China  in the month,  with  real GDP,  PMI  manufacturing,  industrial production, fixed asset investment and retail sales disappointing expectations. Losses were posted to the Fund in the middle of the quarter. Japan remained in the foreground. Capital outflows played a role in further Japanese yen weakness; Japanese investors were net buyers of foreign bonds mid-month, while foreign investors cut back on holdings of Japanese Government Bonds. Losses were posted to the Fund at the end of the quarter. Fears of a reduction in central bank liquidity and resultant risk aversion were evident in China as well. While liquidity  in China’s money market usually gets tight ahead of holidays (i.e. the Dragon Boat festival that occurred mid-June), that the People’s Bank of China (“PBOC”) did not add liquidity to the system post-holiday amid higher rates and tighter funding conditions exposed complacency in the interbank market. Without the expected liquidity injection, interbank rates moved higher. Perhaps interpreted as tighter policy from the PBOC, the Shanghai composite declined for seven successive trading sessions in the month, reaching a four-year low.

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

The Master Fund, under the direction of Ortus, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Master Fund’s risk exposure in the various market sectors traded by Ortus is quantified below in terms of Value at Risk.  Due to the Master Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Master Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the three and six month periods ended June 30, 2013 and 2012 the Master Fund’s average Month-end Net Asset Value was approximately $24,968,185 and $32,815,360, respectively.

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Currencies	$6,863,105	27.49%	$9,467,634	$5,216,755

Total	$6,863,105	27.49%	$9,467,634	$5,216,755

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Currencies	$1,460,200	4.45%	$1,662,331	$1,252,680

Total	$1,460,200	4.45%	$1,662,331	$1,252,680

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and UBS

The Master Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Master Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at UBS. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Ortus for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of June 30, 2013, by market sector.

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

The following were the only non-trading risk exposures of the Master Fund as of June 30, 2013.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese yen, Australian dollar, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at UBS AG. The Master Fund also holds U.S. dollars in cash at Bank of New York, which is in a non-interest bearing account to avail of the unlimited insurance coverage for bank deposits through June 30, 2013.

Item 4. Controls and Procedures

MLAI, the Sponsor of Ortus Currency FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7842
Feb-13	73,125	97,918	0.7468
Mar-13	—	—	0.7222
Apr-13	24,375	34,433	0.7040
May-13	29,250	42,484	0.6885
Jun-13	—	—	0.6647
Jul-13	—	—	0.6528

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7694
Feb-13	135,000	184,401	0.7321
Mar-13	70,000	98,954	0.7074
Apr-13	—	—	0.6889
May-13	220,000	326,797	0.6732
Jun-13	—	—	0.6495
Jul-13	—	—	0.6373

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$500,000	579,039	$0.8635
Feb-13	250,000	303,656	0.8233
Mar-13	—	—	0.7972
Apr-13	—	—	0.7780
May-13	—	—	0.7618
Jun-13	—	—	0.7365
Jul-13	—	—	0.7242

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$50,000	63,500	$0.7874
Feb-13	3,000	4,000	0.7500
Mar-13	—	—	0.7256
Apr-13	218,000	306,395	0.7076
May-13	59,000	85,248	0.6921
Jun-13	—	—	0.6685
Jul-13	—	—	0.6568

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7960
Feb-13	—	—	0.7590
Mar-13	—	—	0.7349
Apr-13	—	—	0.7173
May-13	—	—	0.7023
Jun-13	—	—	0.6790
Jul-13	—	—	0.6676

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statement of Financial Condition (ii) Statement of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to  liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTUS CURRENCY FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)